Form 10QSB
period 1999-01-31
FOREST GLADE INTERNATIONAL INC
filed 1999-03-17
CIK 1070371

FORM 10-QSB
                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 1999

Or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from         to

                    Commission file number: 0-25151

                   FOREST GLADE INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)

           NEVADA                                  52-212-549
    (State of incorporation)                  (IRS Employer ID No.)

                    444 Victoria Street, Suite 370
                 Prince George, B.C., CANADA   V2L 2J7
          (Address of principal executive offices)(Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (604) 564-6868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X  No

As of March 15, 1999, the Registrant had 17,900,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

          Consolidated Interim Balance Sheets -
            January 31, 1999 and July 31, 1998

          Consolidated Interim Statements of Operations -
            Three months and Six months ended January 31, 1999

          Consolidated Interim Statement of Stockholders' Equity -
            Six months ended January 31, 1999

          Consolidated Interim Statement of Cash Flow -
            Six months ended January 31, 1999

          Notes to Consolidated Interim Financial Statements









  See accompanying notes to consolidated interim financial statements.

===========================================================================

                                           FOREST GLADE INTERNATIONAL, INC.
                                        Consolidated Interim Balance Sheets

                                                   JANUARY 31       July 31
                                                         1999          1998
---------------------------------------------------------------------------
                                                  (UNAUDITED)

ASSETS

CURRENT
   Cash                                         $     9,350    $     3,016
   Prepaid expenses                                   3,452           -
                                            -------------------------------

                                                     12,802          3,016

DEPOSIT                                                -            13,228
PROPERTY AND EQUIPMENT (Note 3)                     987,992            231
                                            -------------------------------

                                                $ 1,000,794    $    16,475
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
   Accounts payable and accrued
      liabilities                               $    67,775    $    10,824
   Security deposits                                  1,975           -
   Current portion of long-term debt                 22,010           -
                                            -------------------------------

                                                     91,760         10,824

Long-term debt                                      423,474           -
Due to directors                                     19,844           -
                                            -------------------------------

                                                    535,078         10,824
                                            -------------------------------
STOCKHOLDERS' EQUITY
   Capital stock
   Authorized
      200,000,000 common shares, par value $0.001
   Issued
      17,900,000 common shares                       17,900             66
   Additional paid-in capital                       613,394          9,564
   Accumulated deficit                             (165,578)        (3,979)
                                            -------------------------------

                                                    465,716          5,651
                                            -------------------------------

                                                $ 1,000,794    $    16,475
===========================================================================



  See accompanying notes to consolidated interim financial statements.

===========================================================================

                                           FOREST GLADE INTERNATIONAL, INC.
                              Consolidated Interim Statements of Operations
                                                                (Unaudited)


                                                   JANUARY 31    January 31
                                                         1999          1999
For the periods ended                              (3 MONTHS)    6 (Months)
---------------------------------------------------------------------------

Revenue
   Rental                                       $    21,006    $    21,006
                                            -------------------------------
Expenses
   Bank charges                                          22            837
   Consulting fees                                   13,032         13,032
   Depreciation                                       8,941          8,953
   Office and miscellaneous                           3,716          6,137
   Professional fees                                 38,001         49,089
   Property management                                2,683          2,683
   Repairs and maintenance                            2,137          2,137
   Travel and promotion                               9,759          9,759
   Utilities                                          3,708          3,708
                                            -------------------------------

                                                     81,999         96,336
                                            -------------------------------

                                                    (60,993)       (75,329)

INTEREST ON LONG-TERM DEBT                           (5,570)        (5,570)
FOREIGN EXCHANGE LOSS                                (7,229)        (7,229)
LOSS ON TERMINATION OF TRAILER PARK
   ACQUISITION                                       (3,486)       (73,471)
                                            -------------------------------

LOSS FOR THE PERIOD                             $   (77,278)   $  (161,599)
===========================================================================

LOSS PER SHARE                                        $0.00          $0.01
===========================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING              17,833,333     17,766,666
===========================================================================









  See accompanying notes to consolidated interim financial statements.

===============================================================================================

                                                               FOREST GLADE INTERNATIONAL, INC.
                                         Consolidated Interim Statement of Stockholders' Equity
                                                                                    (Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31, 1999
-----------------------------------------------------------------------------------------------

                                    Common Stock         Additional                     Total
                             --------------------------     paid-in  Accumulated Stockholders'
                                   Shares       Amount      Capital      Deficit       Equity
                             ------------------------------------------------------------------

Balance, August 1, 1998               100   $       66   $    9,564   $   (3,979)  $    5,651

Issuance of common stock               20           13            -            -           13

Additional paid in capital              -            -       87,778            -       87,778

Adjustment for the issuance of
initial shares of Forest Glade
International, Inc. on
incorporation                   9,999,880        9,921       (9,921)           -            -

Issuance of common stock on
reverse acquisition of Forest
Glade Properties Inc.
(Note 2)                        7,700,000        7,700       (7,700)           -            -

Issuance of common stock on
acquisition of property and
equipment (Note 2)                200,000          200      533,673            -      533,873

Net loss for the period                 -            -            -     (161,599)    (161,599)
                             ------------------------------------------------------------------

Balance, January 31, 1999      17,900,000   $   17,900   $  613,394   $ (165,578)  $  465,716
===============================================================================================









  See accompanying notes to consolidated interim financial statements.

===========================================================================

                                           FOREST GLADE INTERNATIONAL, INC.
                                Consolidated Interim Statement of Cash Flow
                                                                (Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JANUARY 31                              1999
---------------------------------------------------------------------------

CASH PROVIDED BY (USED)

OPERATING ACTIVITIES
   Net loss for the period                                     $  (161,599)
   Adjustment to reconcile net loss to net cash
   used in operating activities
      Unrealized loss on foreign  exchange debt                      6,195
      Depreciation                                                   8,953
      Loss on termination of trailer park acquisition               73,471
   Change in assets and liabilities
      Increase in prepaid expenses                                  (3,452)
      Increase in accounts payable and accrued liabilities          38,838
                                                              -------------
   Net cash used in operating activities                           (37,594)
                                                              -------------

INVESTING ACTIVITY
   Deposit and costs incurred on terminated trailer
   park acquisition                                                (60,243)
                                                              -------------

FINANCING ACTIVITIES
   Repayment of long-term debt                                      (3,464)
   Issuance of common stock                                             13
   Additional capital contribution                                  87,778
   Advances from directors                                          19,844
                                                              -------------

Net cash provided by financing activities                          104,171
                                                              -------------

INCREASE IN CASH FOR THE PERIOD                                      6,334

CASH, beginning of period                                            3,016
                                                              -------------

CASH, end of period                                            $     9,350
===========================================================================

SUPPLEMENTAL INFORMATION
   Property and equipment acquired for long-term debt
   and common shares                                           $   996,714
   Interest paid                                               $     5,570
===========================================================================









  See accompanying notes to consolidated interim financial statements.

===========================================================================

                                           FOREST GLADE INTERNATIONAL, INC.
                     Notes to the Consolidated Interim Financial Statements
                                                                (Unaudited)

January 31, 1999
---------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

     The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Forest Glade Properties Inc. for the period from the date of incorporation (January 29, 1998) to July 31, 1998 and notes thereto included in the Company's registration on Form 10-SB. The Company follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

---------------------------------------------------------------------------

2.  BUSINESS ACQUISITIONS

     a) The Company was incorporated under the laws of the State of Nevada on August 27, 1998 and was inactive until November 17, 1998 when it acquired all the issued and outstanding shares of Forest Glade Properties Inc. ("Properties"), an inactive Canadian company incorporated on January 29, 1998. Upon the closing of this transaction, the Company issued 7.7 million common shares to the shareholders of Properties resulting in Properties becoming a wholly owned subsidiary of the Company. The transaction has been accounted for using the purchase method as a reverse acquisition as the former shareholders of Properties controlled the Company upon conclusion of this transaction. Accordingly, these financial statements have been accounted for as a continuation of Properties. The net assets of the Company at the date of acquisition were $Nil.

          On December 1, 1998, Properties acquired a mobile home park in British Columbia, Canada from a company 50% controlled by a director of the Company for CDN$1,528,000 ($996,714 USD) based on the value established by an independent appraisal. Acquisition of this park was financed as follows:

          Assumption of existing long-term debt          $  444,577
          Issuance of 200,000 common shares                 533,873
          Accrued taxes on acquisition                       18,264
                                                       -------------
                                                         $  996,714
                                                       =============

     The purchase was accounted for using the purchase method.

     The long-term debt is collateralized by the mobile home park and guarantees by the vendors and is repayable in monthly installments of approximately $4,500 including interest at Royal Bank of Canada Prime rate plus 1% per annum until fully repaid in 2011.

     The summarized unaudited pro-forma results of operations set forth below for the six-months ended January 31, 1999 assume that the above acquisitions occurred as of August 1, 1998 and include expenses for amortization of property and equipment acquired.


                                                  Six-Months Ended
                                                  January 31, 1999
                                                 ------------------
          Revenue                                           $60,491
          Pro-forma net loss                              (172,767)
          Pro-forma net loss per common share               $(0.01)

3.  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment on the declining balance basis at rates set out below:

                                                                  Accumulated
                                              Rate        Cost   Depreciation
                                     ----------------------------------------

         Land                                    - $   330,705    $         -
         Building                               4%      14,802             99
         Equipment                             20%       8,231            302
         Pads                                   8%     643,231          8,576
                                                   --------------------------

                                                       996,969          8,977
                                                   --------------------------


         Net book value                             $  987,992
                                                   ==========================

-----------------------------------------------------------------------------

4.  NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or
     (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 14, 1999.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes.
     Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

OVERVIEW

The Registrant was incorporated in August 1998 under the laws of the State of Nevada. On November 15, 1998, the Registrant completed its acquisition of Forest Glade Properties Inc. ("Properties"); a Canadian company incorporated in January 1998 for the purpose of owning and operating mobile home parks in British Columbia and Alberta, Canada. Both the Registrant and Properties were inactive as of the date of the share exchange. Upon closing the share exchange on November 15, 1998, the Registrant issued 7.7 million common shares to the shareholders of Properties in exchange for all the issued and outstanding common shares of Properties. At the conclusion of this transaction, Properties became a wholly owned subsidiary of the Registrant.

On December 1, 1998, Properties closed the acquisition of the Mountain View Park ("the Park") in Sparwood, British Columbia for a purchase price of $1,528,000 CDN ($996,714 USD) based on the value determined by North Country Appraisals (1985) Ltd., an independent appraiser certified by the Appraisal Institute of Canada. The purchase price was satisfied by the assumption of a first mortgage on the Park in the amount of $444,577, liabilities of $18,264 and the issuance of 200,000 common shares of the Registrant to the vendor. Since May 1996, the Park was owned by a private Canadian company 50% controlled by Gil Rahier, a director of the Registrant.

The Park is a 33.23-acre facility with 136 mobile home pads located in Southeastern British Columbia, which is 610 miles east of Vancouver, forty-five miles north of the US-Canada border. At present, 85 sites are rented resulting in a 62% occupation rate. The occupation rate has remained stable for the past twelve months and is expected to remain so. The rentals are based upon monthly tenancy and 80% of the rentals have occupied their space for longer than one year. In the Park's last fiscal year ended April 30, 1998, it generated revenue of $132,000 and earnings before interest, taxes and depreciation ("EBITDA") of $38,540.

Finally, during the second quarter of the Registrant's 1999 fiscal year, it filed its 10-SB registration statement with the Securities and Exchange Commission and has applied for listing status on the NASD Electronic Bulletin Board Market.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JANUARY 31, 1999

Rental revenue                          $21,006
Expenses                                182,605
Net loss for the period                 161,599

Rental revenue consists of monthly pad rentals of 85 sites from the newly acquired Park for the two months from acquisition of the Park on December 1, 1998 to January 31,1999. The Registrant presently has no other sources of revenue. Expenses for the six-month period ended January 31, 1999 totaled $182,605, which can be broken down as follows:

Operating expenses of the Park, excluding depreciation
   and interest                                                  $11,960
Depreciation of Pads and other fixed assets                      $ 8,953
Interest on long-term debt on acquisition of the Park            $ 5,570
Write off of deposit and expenses associated with
   a terminated trailer park acquisition                         $73,471
Professional fees associated with the Registrant's
   10-SB registration and NASDAQ application                     $49,089
Other general and administrative                                 $33,562

As a result the net loss for the six-month period ended January 31, 1999 was $161,599, including a loss for the three months ended January 31, 1999 of $77,278. The majority of costs noted above were incurred in the Registrant's second quarter in connection with the Registrant's 10-SB application and the acquisition of the Park. The expenses associated with the terminated trailer park acquisition represents the deposit forfeited to the vendor and costs incurred in connection with a planned acquisition of a mobile home park in Alberta in October 1998.

PLAN OF OPERATION

Management believes that its current cash flow is sufficient to provide its current cash requirements for the next twelve months. However, the Registrant's plan of operation is to acquire additional, fully developed and operating mobile home parks in the United States and Canada. It is management's belief that acquiring existing and operating mobile home parks is a superior strategy to developing new mobile home parks. By acquiring existing parks, the Registrant will avoid the expense and delay inherent in developing a new park and attracting tenants. Assuming the Registrant's NASDAQ OTC listing is approved, management believes that it can acquire parks using various combinations of debt and equity financing to best manage the cash flow of the Company by keeping financing charges and cash outflow requirements to an optimal level. Until additional parks are acquired providing the cash flow necessary to sustain the Registrant's cash flow requirements, the Registrant will continue to rely on certain of the directors to finance the deficiency of cash from operations. Proceeds of equity offerings are planned to generate cash flow for future acquisitions.

The Registrant does not presently have any agreements, arrangements or understandings for the acquisition of other mobile home parks. Potential acquisitions have been delayed while the Registrant is in the process of establishing a public market for its securities. It does not anticipate completing any acquisitions until a public market has been established.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six month period ended January 31, 1999 was $37,594 resulting from the net loss for the period of $161,599 before non-cash expenses and expenses incurred and unpaid as at January 31, 1999.

The Company's investing activities for the six-month period ended January 31, 1999 consisted of $60,243 expended in connection with the abandoned acquisition of a trailer park in Alberta, Canada. The acquisition of the Mountain View Park in Sparwood, British Columbia was funded by the assumption of an existing long-term debt with the Royal Bank of Canada in the amount of $444,577 and the issuance of 200,000 common shares of the Registrant. The long-term debt is repayable in monthly installments of $4,500 including interest at the Royal Bank of Canada prime rate plus 1% per annum until fully repaid in 2011.

Financing activities for the six month period ended January 31, 1999 totaled $104,171 consisting of advances from the directors of the Company by way of additional capital contributions and loans.

Cash at January 31, 1999 equaled $9,350, an increase of $6,334 from July 31, 1998. Management believes that cash flow generated from the Mountain View Park and additional equity financing will provide funding for new acquisitions and will provide cash flow to sustain existing operations.

Part II - Other Information

Item 1 -  Legal Proceedings:     There are no proceedings to report.

Item 2. - Changes in Securities:     None.

Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None during the quarter.

Item 5. - Other Information:  None

Item 6. - Exhibits and Reports on Form 8-K:  none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST GLADE INTERNATIONAL, INC.

Dated: March 15, 1999

WAYNE LOFTUS
------------
Wayne Loftus, President

GIL RAHIER
----------
Gil Rahier, Chief Financial Officer