Form 10QSB
period 1999-04-30
FOREST GLADE INTERNATIONAL INC
filed 1999-06-14
CIK 1070371

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 1999

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

       Registrant's telephone number, including area code: (250) 564-6868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 11, 1999, the Registrant had 17,900,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

                  Consolidated Interim Balance Sheets -
                    April 30, 1999 and July 31, 1998

                  Consolidated Interim Statements of Operations Three months and
                    Nine months ended January 31, 1999

                  Consolidated  Interim  Statement of Stockholders'  Equity Nine
                    months ended January 31, 1999

                  Consolidated Interim Statement of Cash Flow -
                    Nine months ended January 31, 1999

                  Notes to Consolidated Interim Financial Statements

                        Forest Glade International, Inc.
                       Consolidated Interim Balance Sheets

                                                                        April 30              July 31
                                                                          1999                 1998
------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)

Assets

Current
  Cash                                                                 $  10,285             $  3,016
  Prepaid expenses                                                         5,878                    -
                                                                       -------------------------------
                                                                          16,163                3,016

Deposit                                                                        -               13,228

Property and equipment (Note 3)                                        1,021,941                  231
                                                                       -------------------------------
                                                                      $1,038,104             $ 16,475
======================================================================================================

Liabilities and Stockholders= Equity

Liabilities

Current
  Accounts payable and accrued liabilities                             $  57,626             $ 10,824
  Security deposits                                                        2,042                    -
  Current portion of long-term debt                                       23,181                    -
                                                                       -------------------------------
                                                                          82,849               10,824


Long-term debt                                                           431,012                    -

Due to directors                                                          30,774                    -
                                                                       -------------------------------
                                                                         544,635               10,824
                                                                       -------------------------------

Stockholders' equity
  Capital stock
    Authorized
        200,000,000 common shares, par value $0.001
    Issued
          17,900,000 (July 31, 1998 B 7,700,000) common shares            17,900                7,700
   Additional paid-in capital                                            643,612                1,930
   Accumulated deficit                                                 (191,492)              (3,979)
   Accumulated other comprehensive income B foreign
     currency translation gains                                            23,449                    -
                                                                       -------------------------------
                                                                         493,469                5,651
                                                                       -------------------------------
                                                                      $1,038,104            $  16,475
======================================================================================================

      See accompanying notes to consolidated interim financial statements.

                        Forest Glade International, Inc.
                  Consolidated Interim Statements of Operations
                                   (Unaudited)

                                                 April 30             April 30
                                                   1999                 1999
For the periods ended                          (3 Months)           (9 Months)
--------------------------------------------------------------------------------

Revenue
  Rental                                         $ 33,360             $ 54,366

Expenses
  Bank charges                                         59                  896
  Consulting fees                                   6,660               19,692
  Depreciation                                     13,693               22,646
  Office and miscellaneous                          1,316                7,453
  Professional fees                                21,818               70,907
  Property management                               3,698                6,381
  Property taxes and utilities                      5,953                9,661
  Repairs and maintenance                           2,524                4,661
  Travel and promotion                              3,217               12,976
                                                 -------------------------------
                                                   58,938              155,273
                                                 -------------------------------
                                                 (25,578)            (100,907)

Interest on long-term debt                        (7,565)             (13,135)
Loss on termination of trailer park
  acquisition                                          -              (73,471)
                                                 -------------------------------

Loss for the period                             $(33,143)           $(187,513)
================================================================================

Loss per share                                      $0.00                $0.01
================================================================================

Weighted average shares outstanding            17,900,000           13,922,222
================================================================================


      See accompanying notes to consolidated interim financial statements.

                        Forest Glade International, Inc.
             Consolidated Interim Statement of Stockholder's Equity
                                   (Unaudited)

For the nine-month period ended April 30, 1999


                                                                                                          Accumulated
                                                                                                          Foreign
                                                                                   Additional             Currency      Total

                                                               Common Stock        Paid-in   Accumulated  Translation  Stockholders'
                                                           Shares      Amount      Capital     Deficit      Gains        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1998 B Forest Glade Properties Inc.        100      $   66     $  9,564    $  (3,979)       $   -      $  5,651


Adjustment for the issuance
  of common stock on reverse acquisition of
  Forest Glade Properties Inc. (Note 2)                 7,699,900       7,634      (7,634)             -           -             -
                                                      ------------------------------------------------------------------------------

                                                        7,700,000       7,700        1,930       (3,979)           -         5,651

Additional paid-in capital                                      -           -      117,996             -           -       117,996

Adjustment for the issuance of initial
  shares of Forest Glade International, Inc.
  on incorporation                                     10,000,000      10,000      (9,987)             -           -            13

Issuance of common stock on acquisition of
  property and equipment
  (Note 2)                                               200,000         200      533,673             -            -      533,873
                                                      ------------------------------------------------------------------------------

                                                      17,900,000      17,900      643,612       (3,979)            -      657,533
                                                      ------------------------------------------------------------------------------

Net loss for the period                                         -           -            -     (187,513)           -     (187,513)


      See accompanying notes to consolidated interim financial statements.




Foreign currency translation adjustments                        -           -            -             -      23,449        23,449


  Total comprehensive income                                    -           -            -     (187,513)      23,449     (164,064)


Balance, April 30, 1999                                17,900,000    $ 17,900     $643,612    $(191,492)    $ 23,449     $ 493,469
====================================================================================================================================


      See accompanying notes to consolidated interim financial statements.

                        Forest Glade International, Inc.
                   Consolidated Interim Statement of Cash Flow
                                   (Unaudited)

For the nine-month period ended April 30, 1999


Cash provided by (used in)

Operating activities
  Net loss for the period                                                       $ (187,513)
  Adjustment to reconcile net loss to net cash used in operating activities
    Depreciation                                                                     22,646
    Loss on termination of trailer park acquisition                                  73,471
    Expenses satisfied by contributed capital                                        30,218
  Change in assets and liabilities
     Increase in prepaid expenses                                                   (5,878)
     Increase in accounts payable and accrued liabilities                            28,689
                                                                                ---------------

  Net cash used in operating activities                                            (38,367)
                                                                                ---------------

Investing activity
  Deposit and costs incurred on terminated trailer park acquisition                (60,243)
                                                                                ---------------

Financing activities
  Repayment of long-term debt                                                       (9,738)
  Issuance of common stock                                                               13
  Additional capital contribution                                                    87,778
  Advances from directors                                                            29,538
                                                                                ---------------

Net cash provided by financing activities                                           107,591
                                                                                ---------------

Increase in cash for the period                                                       8,981

Effect of foreign exchange on cash                                                  (1,712)

Cash, beginning of period                                                             3,016
                                                                                ---------------

Cash, end of period                                                                $ 10,285
===============================================================================================

Supplemental information
  Property and equipment acquired for long-term debt and common shares             $996,714
  Interest paid                                                                    $ 13,135
===============================================================================================


      See accompanying notes to consolidated interim financial statements.

                        Forest Glade International, Inc.
             Notes to the Consolidated Interim Financial Statements
                                  (Unaudited)


April 30, 1999

--------------------------------------------------------------------------------
1.   Basis of Presentation

     The consolidated interim financial statements included herein are stated in U.S. dollars and have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of Forest Glade Properties Inc. for the period from the date of incorporation (January 29, 1998) to July 31, 1998 and notes thereto included in the Company=s registration on Form 10-SB. The Company follows the same accounting policies in preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.
--------------------------------------------------------------------------------


2.   Business Acquisitions

     a) The Company was incorporated under the laws of the State of Nevada on August 27, 1998 and was inactive until November 17, 1998 when it acquired all the issued and outstanding shares of Forest Glade Properties Inc. (AProperties@), an inactive Canadian company incorporated on January 29, 1998. Upon the closing of this transaction, the Company issued 7.7 million common shares to the shareholders of Properties resulting in Properties becoming a wholly owned subsidiary of the Company. The transaction was accounted for using the purchase method as a reverse acquisition as the former shareholders of Properties controlled the Company upon conclusion of this transaction. Accordingly, these financial statements have been accounted for as a continuation of Properties. The net assets of the Company at the date of acquisition were $Nil.

          On December 1, 1998, Properties acquired a mobile home park in British Columbia, Canada from a company 50% controlled by a director of the Company for CDN$1,528,000 ($996,714 USD) based on the value established by an independent appraisal. Acquisition of this park was financed as follows:

                        Forest Glade International, Inc.
             Notes to the Consolidated Interim Financial Statements
                                   (Unaudited)

April 30, 1999
--------------------------------------------------------------------------------


     Assumption of existing long-term debt             $442,602
     Issuance of 200,000 common shares                  533,873
     Accrued liabilities on acquisition                  20,239
                                                   -----------------
                                                       $996,714
                                                   -----------------

     The purchase was accounted for using the purchase method.

     The long-term debt is collateralized by the mobile home park and guarantees by the vendors and is repayable in monthly installments of approximately $4,500 including interest at Royal Bank of Canada Prime rate plus 1% per annum until fully repaid in 2011.

     The summarized unaudited pro-forma results of operations set forth below for the nine months ended April 30, 1999 assume that the above acquisitions occurred as of August 1, 1998 and include expenses for amortization of property and equipment acquired.

                                                 Nine-Months Ended
                                                  April 30, 1999
                                                 ------------------

      Revenue                                       $ 93,851
      Pro-forma net loss                            $194,221
      Pro-forma net loss per common share            $  0.01

                        Forest Glade International, Inc.
             Notes to the Consolidated Interim Financial Statements
                                   (Unaudited)

April 30, 1999
--------------------------------------------------------------------------------


3.   Property and Equipment

    Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment on the declining balance basis at rates set out below:

                                                              Accumulated
                            Rate            Cost             Depreciation
--------------------------------------------------------------------------------

     Land                      -       $ 346,776               $     -
     Building                 4%          15,521                   258
     Equipment               20%           8,631                   736
     Pads                     8%         674,490                22,483
                                    --------------------------------------------
                                       1,045,418                23,477
                                    --------------------------------------------
     Net book value                         $1,021,941
                                    ============================================



4.   New Accounting Pronouncements

     a)   Subsequent  to July 31,  1998,  the  Company  adopted  SFAS  No.  130.
          AReporting Comprehensive Income@, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders= Equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders= equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.


     b) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 14, 1999.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

     c) In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, AReporting on the Costs of Start-Up Activities@, (ASOP 98-5@) which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard will not have a material effect on the financial statements.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

Overview

The Registrant was incorporated in August 1998 under the laws of the State of Nevada. On November 15, 1998, the Registrant completed its acquisition of Forest Glade Properties Inc. ("Properties"), a Canadian company incorporated in January 1998, for the purpose of owning and operating mobile home parks in British Columbia and Alberta, Canada. Both the Registrant and Properties were inactive as of the date of the share exchange. Upon closing the share exchange on November 15, 1998, the Registrant issued 7.7 million common shares to the shareholders of Properties in exchange for all the issued and outstanding common shares of Properties. At the conclusion of this transaction, Properties became a wholly owned subsidiary of the Registrant.

On December 1, 1998, Properties closed the acquisition of the Mountain View Park ("the Park") in Sparwood, British Columbia for a purchase price of $1,528,000 CDN ($996,714 USD) based on the value determined by North Country Appraisals
(1985) Ltd., an independent appraiser certified by the Appraisal Institute of Canada. The purchase price was satisfied by the assumption of a first mortgage on the Park in the amount of $678,757 ($442,602 USD), liabilities of $30,797 ($20,239 USD) and the issuance of 200,000 common shares of the Registrant to the vendor. Since May 1996, the Park was owned by 514592 BC Ltd., a private Canadian company 50% controlled by Gil Rahier, a director of the Registrant. Historical cost of the mobile home park to 514592 BC Ltd. was $1,009,776 CDN (approximately $740,000 USD). Upon conclusion of this transaction, the Company accounted for the mobile home park based upon its appraised value (resulting in an increase in cost of approximately $250,000 USD).

The Park is a 33.23-acre facility with 136 mobile home pads located in Southeastern British Columbia, 610 miles east of Vancouver, forty-five miles north of the US-Canada border. At present, 85 sites are rented resulting in a 62% occupation rate. The occupation rate has remained stable for the past twelve months and is expected to remain so. The rentals are based upon monthly tenancy and 80% of the rentals have occupied their space for longer than one year. In the Park's last full fiscal year prior to acquisition ended April 30, 1998, it generated revenue of $132,000 and earnings before interest, taxes and depreciation ("EBITDA") of $38,540.

Finally, during the second quarter of the Registrant's 1999 fiscal year, it filed its 10-SB registration statement with the Securities and Exchange Commission ("SEC") and applied for listing status on the NASD Electronic Bulletin Board Market. Management has been working with the Company's professional advisors to clear comments raised by the SEC and the NASD to obtain its listing. On June 4, 1999, the Company cleared its final amended 10-SB registration statement with the SEC and has requested final clearance from the NASD.


Results of Operations

The results of operations of the Company in U.S. dollars for the nine-month period ended April 30, 1999 are as follows. Prior to the acquisition of the Mountain View Park in December 1998, the Company was essentially inactive.

Rental revenue                              $   54,366
Expenses                                    $  241,879
Net loss for the period                     $  187,513

Rental revenue consists of monthly pad rentals of 85 sites from the newly acquired Park for the five months from acquisition of the Park on December 1, 1998 to April 30, 1999. The Registrant presently has no other sources of revenue. Expenses for the nine-month period ended April 30, 1999 totaled $241,879, which can be broken down as follows:

Operating expenses of the Park, excluding depreciation
     and interest                                                  $24,014
Depreciation of Pads and other fixed assets                        $22,646
Interest on long-term debt on acquisition of the Park              $13,135
Write off of deposit and expenses associated with a
     terminated trailer park acquisition                           $73,471
Professional fees associated with the Registrant's 10-SB
     registration and NASDAQ application                           $70,907
Other general and administrative                                   $37,706

As a result, the net loss for the nine-month period ended April 30, 1999 was $187,513, including a loss for the three months ended April 30, 1999 of $33,143 down from the loss recognized for the previous quarter ended January 31, 1999 of $77,278. The majority of costs noted above were incurred in connection with the Registrant's 10-SB application and the acquisition of the Park. The expenses associated with the terminated trailer park acquisition represents the deposit forfeited to the vendor and costs incurred in connection with a planned acquisition of a mobile home park in Alberta, Canada in October 1998.


Plan of Operation

Management believes that its current cash flow is sufficient to provide its current cash requirements for the next twelve months. However, the Registrant's plan of operation is to acquire additional, fully developed and operating mobile home parks in the United States and Canada. It is management's belief that acquiring existing and operating mobile home parks is a superior strategy to developing new mobile home parks. By acquiring existing parks, the Registrant will avoid the expense and delay inherent in developing a new park and attracting tenants. Assuming the Registrant's NASDAQ OTC listing is approved, management believes that it can acquire parks using various combinations of debt and equity financing to best manage the cash flow of the Company by keeping financing charges and cash outflow requirements to an optimal level. Until additional parks are acquired, providing the cash flow necessary to sustain the Registrant's cash flow requirements, the Registrant will continue to rely on certain of the directors to finance any deficiency of cash from operations. Proceeds of equity offerings are planned to generate cash flow for future acquisitions.

The Registrant does not presently have any agreements, arrangements or understandings for the acquisition of other mobile home parks. Potential acquisitions have been delayed while the Registrant is in the process of establishing a public market for its securities. It does not anticipate completing any acquisitions until a public market has been established.

Liquidity and Capital Resources

Net cash used in operating activities for the nine month period ended April 30, 1999 was $38,367 resulting from the net loss for the period of $187,513 before non-cash expenses and expenses incurred and unpaid as at April 30, 1999.

The Company's investing activities for the nine-month period ended April 30, 1999 consisted of $60,243 expended in connection with the abandoned acquisition of a trailer park in Alberta, Canada. The acquisition of the Mountain View Park in Sparwood, British Columbia was funded by the assumption of an existing long-term debt with the Royal Bank of Canada in the amount of $442,602 and the issuance of 200,000 common shares of the Registrant. The long-term debt is repayable in monthly installments of $4,500 including interest at the Royal Bank of Canada prime rate plus 1% per annum until fully repaid in 2011.

Financing activities for the nine month period ended April 30, 1999 totaled $107,591 consisting of advances from the directors of the Company by way of additional capital contributions and loans.

Cash at April 30, 1999 amounted to $10,285, an increase of $7,269 from July 31, 1998. Management believes that cash flow generated from the Mountain View Park and additional equity financing will provide funding for new acquisitions and will provide cash flow to sustain existing operations.


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

FOREST GLADE INTERNATIONAL, INC.

Dated: June 11, 1999

WAYNE LOFTUS
Wayne Loftus, President

GIL RAHIER
Gil Rahier, Chief Financial Officer