Form 10KSB
period 1999-07-31
FOREST GLADE INTERNATIONAL INC
filed 1999-12-17
CIK 1070371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended July 31, 1999

                         FOREST GLADE INTERNATIONAL INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                       Nevada                                      52-212-549
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                                Identification
                                                                   No.)

       444 Victoria Street, Suite 370 Prince George, B.C., CANADA     V2L 2J7
--------------------------------------------------------------------------------
            (Address of principal executive offices)                 (Zip Code)

                                 (250) 564-6868
                                -----------------
              (Registrant's telephone number, including area code)



SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT: NONE.

Title of each class                      Name of each exchange on which each
                                             class is registered



SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT: Common Stock

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ( X ) NO ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's operational revenues for its most recent fiscal year ending July 31, 1999 were $88,410. Issuer's Common Shares outstanding at November 12, 1999 was 36,900,000. The aggregate market value based on the voting stock held by non-affiliates as of November 9, 1999 was $11,303,500 (based on 10,183,333 shares and on an average of low bid and high asked prices of $1.11).

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE: Certain exhibits


ITEM 1. DESCRIPTION OF BUSINESS
===============================

(a)  Business Development
-------------------------

Forest Glade International Inc. (the Company) was incorporated on August 27, 1998 under the laws of the State of Nevada for the purpose of acquiring Forest Glade Properties, Inc., a corporation organized under the laws of British Columbia, Canada. Pursuant to the Agreement and Plan of Reorganization dated September 30, 1998, which closed on November 17, 1998, the Company acquired 100% of the outstanding common stock of Forest Glade Properties Inc. in exchange for 7,700,000 shares of the Company's common stock. The business of the Company is owning and operating mobile home parks in Canada. Forest Glade Properties Inc. was established in January 1998 by Wayne Loftus, Frank Dennis, Michael Jenks, Stan Polson and Gil Rahier, the founders of the Company.

On December 1, 1998, the Company's wholly owned subsidiary, Forest Glade Properties Inc., entered into an Agreement to acquire the mobile home park, Mountain View Park located in Sparwood, British Columbia, from 514592 B.C. Ltd., a British Columbia corporation, for $1,500,000 Cdn., based on the value determined by North Country Appraisals (1985) Ltd., an independent appraiser certified by the Appraisal Institute of Canada. There is no relationship between North Country Appraisals and the Company or its management and principal shareholders. The terms of payment were the assumption of the existing mortgage against the property with a balance of $674,716 Cdn., at the date of acquisition, and the issuance to the Vendors of 200,000 common shares of Forest Glade International Inc., at a deemed value of $2.73 per share for a total of $546,000 (or $825,284 Cdn.). Subsequently, the Company also assumed a demand loan, future income taxes, certain other assets and liabilities directly related to the operation of the Mountain View Park. Assumption of these liabilities reduced the deemed value assigned to the common stock issued in the transaction to $1.77 per share.

Gil Rahier Holdings, Ltd., a company beneficially owned by Gil Rahier, a Director of the Company, was the registered owner of 50% of the corporation owning the property, and received 100,000 common shares of Forest Glade International Inc. Orval and Annette Schattenkirk, non-affiliates, were the owners of the remaining 50% interest of 514592 BC, Ltd., received 100,000 shares of Forest Glade International Inc. Mr. Rahier acquired his interest in 514592 B.C. Ltd., in May 1996.

On August 25, 1999, the Company entered into a share exchange agreement with the stockholders of 514592 BC Ltd. that closed on August 31, 1999. The share exchange agreement modified the original terms of the acquisition of the Mountain View Park on December 1, 1998 to change the acquisition from an asset purchase to a purchase of the shares of 514592 BC Ltd. At December 1, 1998 the net assets of 514592 BC Ltd. were solely related to the operations of the Park. No new business was undertaken in 514592 BC Ltd. during the period from December 1, 1998 to August 31, 1999. Aside from the legal structure of the acquisition discussed above, the terms of the original acquisition agreement remain except for the following:

     i) The resultant change in structure creates a deferred tax liability on acquisition equal to the difference between the fair value assigned to the property and equipment for accounting purposes and the carryover basis used for tax. This temporary difference has been recorded in the 1999 financial statements of the Company.

     ii) The Company agreed to repurchase for cancellation 100,000 shares of the Company's common stock previously issued to Orval Schattenkirk (on behalf of Annette Schattenkirk and himself) in exchange for $411,750 Cdn (approximately $275,000). $102,937.50 Cdn (approximately $68,000) was paid to each of Annette and Orval Schattenkirk on closing with promissory notes issued for the balance of $102,937.50 Cdn due to each of them on March 2, 2000. Funds for the payment of promissory notes are being held in an attorney trust account until due at which time the funds will be released.

     iii) Additional cash consideration of CDN$37,500 (approximately $25,000) was paid to Gil Rahier Holdings Ltd. Gil Rahier Holdings Ltd. is also to receive reimbursement of CDN$20,000 (approximately $13,000) paid to Orval Schattenkirk for management services supplied to 514592 BC Ltd.


Historical cost of the Mountain View Park to 514592 B.C. Ltd., was $1,009,776 Cdn., (approximately $740,000 US). Upon conclusion of this transaction the Company accounted for the mobile home park based upon its appraised value (resulting in an increase in cost of approximately $240,000 US).

Forest Glade Properties Inc., entered into an agreement with an unaffiliated third party to acquire an additional mobile home park in Alberta, Canada in
August 1998 and paid non refundable deposits of $75,000 Cdn (approximately $50,000), while negotiating the terms of the acquisition. Forest Glade Properties, Inc., and the seller were unable to come to an agreement as to the price and form of consideration for the acquisition and in October 1998, the deposit was forfeited to the seller.

On July 23, 1999, the Company  entered into an agreement with SSA Coupon Limited
(SSA) whereby SSA agreed to issue the Company shares of its common stock equal to 20% of the outstanding common stock of SSA. SSA is a British Columbia corporation, formed in September 1998. The Company further agreed to raise $1,250,000 US as a joint venture partner for the working capital use of SSA to be contributed in weekly installments of $40,000. The July 23, 1999 Agreement also requires that a royalty of 7% will be paid to the SSA Majority Shareholders on gross revenue received by the Company through the use of SSA Intellectual Property or technology. As of November 15, 1999, the Company has provided SSA with $650,000 pursuant to this Agreement.

On August 30, 1999, the Company entered into an Agreement on Principal Terms with Maurice Simpson, William Murray and Dana Shaw (the SSA Majority Shareholders) to acquire their shares representing 80% of the outstanding common stock of SSA in exchange for 19,000,000 shares of the Company's restricted common stock. The Share Exchange Agreement was executed on September 29, 1999 and closed on November 3, 1999.

Upon closing the agreement to acquire SSA Coupon Ltd., a change in control has occurred and the transaction will be accounted for using the purchase method of accounting applicable for reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of the acquisition will be presented as a continuation of SSA Coupon Ltd. The value assigned to the common stock of the Company on acquisition will be determined based on the fair value of the net assets of the Company at the date of acquisition.


(b)  Narrative Description of Business
--------------------------------------

The Company's  historical  primary  business is owning and operating mobile home
parks.   The  Company  is  also  seeking  to  develop  its   recently   acquired
Web-Retriever business through its SSA subsidiary.


WEB-RETRIEVER
-------------
SSA has developed an internet website "www.Web-Retriever.com" which will serve as internet access portal site which will provide the user with hyperlink access to different internet functions such as its Geo-Enabled Search Engine, the user's NetPet and typical internet portal functions such as email, stock quotes and classified advertisement listings. Users will also be able to customize their own starting screen or page for the internet. Using Web-Retriever Geo-Enabled Search Engine software, customized start pages can also include local weather, headlines and links to local newspapers and other websites selected by geographic location.

Geo-Enabled Search Engine
-------------------------
An internet search engine is a worldwide web accessible service which allows the user to input search terms such as key words or phrases and the application searches through the search engine's data base and internet sites to identify sites which have key words or phrases which match or nearly match the search terms. SSA's Geo-Enabled Search Engine will allow the user to select geographical search criteria such as state, province, region, city, postal codes or telephone area codes as well as other search terms. It will also allow the user to use a map interface which will focus the search to the desired area.

The Company believes the Geo-Enabled Search Engine is unique in its ability to use user selected geographical search criteria. The Company believes this feature will be attractive to users seeking information on specific products or services and the most convenient geographic locations where such products and services can be examined and or purchased in person. The Company further believes that searches with geographical criteria will focus the search results to the most appropriate websites by excluding websites for locations not within the geographically criteria, thus reducing the number of located but inappropriate websites. For example, a search for restaurants serving specific type of food in a specific city or area of a city cannot only locate and rank the choices, but if internet information is available locate such things as menus and reviews.

The Web-Retriever search engine is currently in the alpha stage of development. SSA is presently seeking to acquire and or license several components and is working on increasing its server capacities, network security and database compilation. SSA intends to release a limited function version for testing and use by the public within the next thirty to ninety days. The release of this limited function version will be through the SSA website at "www.web-retriever.com" where a demo version and more information regarding SSA is available.


NetPet
------
Another unique component of the Web-Retriever is the NetPet. This is a personalized software application which will allow the user to access the Web-Retriever website from computers other than the user's primary computer. The application is installed onto the user's primary computer and appears as an animated character on the computer screen while accessing the Web-Retriever website or any other website. The NetPet allows the user to hyperlink to the Web-Retriever website to perform searches, write email, enter chat-rooms or other functions. The sound and appearance of the NetPet may be customized by the user selecting from a menu of characters, such as animals, robots or other animated objects. The personalized information on the user's NetPet will also be stored on the Web-Retriever website server so that access this information from any computer which can be connected to the internet. The personalized information will include the appearance of the NetPet, previously selected favorite websites, and customized internet start pages.


E-commerce Solutions and Self Build Websites
--------------------------------------------
Through SSA, the Company intends to market the Web-Retriever to small and medium sized business who may have been reluctant to develop e-commerce business. A business user can use Web-Retriever's self-build websites to create a customized e-commerce website by filling in information according to templates. Relying upon the geographic search features of the Web-Retriever, customers within the business market area will be directed to the business website and retail location.


Classified Listings
-------------------
Web-Retriever will also offer classified ad listings similar to many online classified ad listings. However using the Web-Retriever's geographic search capabilities, searches can be geographically defined so that results correspond to the user's geographic area.


Potential Revenue Sources
-------------------------
The Company believes that it will generate revenue through multiple sources. These sources are:

     Regional Internet Advertising: Targeted to small and medium sized or Geographically focused business. Advertising fees will vary as the hits per day on the site increase. For regional advertising it will depend on hits derived from the advertiser's region. SSA Coupon intends to sub-license advertising for particular regions, cities, states or provinces to major internet service providers active in the region.

     National  and   International   Advertising:   Targeted  to  national   and
          international corporations advertising to the world via the internet. There will be both banner advertising as well as classified advertisements. Fees would also depend on the hit rate of the site and on whether a hyperlink is being provided.

     Licensing of software: License of the Geo-Enabled Search Engine to other portal sites and search engines. This will not only earn fees but will also act as a marketing tool for the Geo-Enabled Search Engine.

     Database Marketing: SSA Coupon's computers will contain data bases it has loaded as well as data bases obtained from searching the internet and data bases created from user profiles. SSA Coupon intends to sell or license this information, primarily to marketing and retail companies.

     Classified Advertising: The Geo-Enabled Search Engine will allow users to post classified advertisements for items for sale for which SSA Coupon will charge a fee. Auctions of products can also be facilitated for which SSA Coupon will receive a commission.

     Sponsorship:  Customized  internet  portals  can be offered to schools  and other organizations. Providing such services will market the Geo-Enabled Search Engine will providing another venue for advertising.

     Website Development: This will allow a user to create their own website through the use of templates for which SSA Coupon will charge a fee.

     Net Pet: This personalized communications tool assists the user in navigating the internet as well as maintaining the users preferences and data both on the user's computer as well as in the SSA Coupon database, thus allowing the user to access this information from any computer location. The users will be charged a fee for a Net Pet.


Marketing
---------
Marketing will be conducted through a combination of print, television, radio and internet advertising. The Company believes that its Net Pet and strategic alliances with internet service providers and web portals will also create name recognition.


Competition
-----------
The Company faces extensive competition in the area of internet portals and search engines. These competitors include internationally recognized companies such as Yahoo and Alta Vista as well as many other competing portals and search engines. Most of these competitors have substantially greater financial resources as well as substantial research and development capabilities. Most of these competitors have an established market share which the Company will attempt to capture.

Patents and Trademarks
----------------------
The Company intends to apply for trademark protection for "Net Pet" and "Netpet.com". The Company also intends to file for copyright protection on new programs written.


Government Regulation
---------------------
SSA'soperations and products and services are all subject to regulation by various U.S. and Canadian federal, state, provincial and local regulatory agencies. The Company takes measures to ensure our compliance with all such regulations as promulgated by these agencies from time to time. There are currently few laws and regulations directly applicable to the Internet. Any new law or regulation pertaining to, or the application or interpretation of existing laws to, the Internet could increase the cost of doing business or otherwise adversely affect business. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. It is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. The growth of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online both in the United States and abroad. Governments in foreign jurisdictions may regulate Internet or other online services in such areas as content, privacy, network security, encryption or distribution more stringently than in the United States. This may affect our ability to conduct business internationally. Tax authorities in a number of states in the U.S. are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes.

Several states in the U.S. have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.


Employees
---------
SSA presently employs six persons on full time basis and contracts with other persons on an as needed basis.


MOBILE HOME PARKS
-----------------
The Company presently owns and operates one mobile home park (see Description of Properties below). The Company rents mobile home sites and charges monthly fees for services including maintenance, management, and provides utilities to the sites. Each mobile home pad is provided with municipal water, sewer, garbage service, natural gas, electricity and cable television.

The market for mobile home rental space is highly site specific with proximity to a growing urban area or major employers such as the mining industry providing the greatest demand for mobile home rental space. In addition, the appearance, services and amenities of the mobile home park are substantial factors in the competition for renters. Management believes that the markets for mobile home rental space in British Columbia and Alberta are stable and steadily growing. Management believes that the market for mobile home rental space is stable and steadily growing due to the increasing population and diversity of economic activity in British Columbia. Over the past two decades the economy of British Columbia has grown from its primary dependence upon natural resources to include manufacturing and urban commerce, resulting in a stable and steadily growing market for housing in general including mobile home parks.

The Company's plan of operation is to acquire additional, fully developed and operating mobile home parks in the United States and Canada. It is Management's belief that acquiring existing and operating mobile home parks is a superior strategy to developing new mobile home parks for several reasons. Acquiring operating parks avoids the expenses, delays and risks inherent in new development while allowing rapid incorporation of the existing parks cash flow with the Company's operations.

The criteria for an acquisition include, but are not necessarily limited to:

     Favorable assessment of the development and operation of the park; Minimum three year operating history;
     Municipal water and other utilities;
     Proximity to urban centers or major employers;
     History of expenses not exceeding 30% of revenue;
     Room for expansion;
     Long term current ownership seeking retirement.

The Company's operations are generally subject to zoning and other local business regulation.

The Company employs 2 people on a full time basis with one person employed at the Mountain View Park operation, and 1 at its corporate headquarters.


ITEM 2. DESCRIPTION OF PROPERTY
===============================

The Company presently owns one property:

     Mountain View Park, Sparwood, British Columbia



The Mountain View Park is a 33.23 acre facility located in Sparwood, British Columbia which is 610 miles east of Vancouver in the southeast corner of British Columbia, forty-five miles north of the U.S. - Canadian border. The Park has 1,041 feet of frontage space on the main street of Sparwood, close to its downtown area. Sparwood is a hub of coal mining and timber activity in the area. The population of Sparwood is approximately 4,200 people with the trading area population of the surrounding Elk River Valley being approximately 24,000 people. Mining and timber are the primary employers in the area.

The Park has 136 mobile home pads. At present, 84 sites are rented, plus 1 pad with a park owned mobile that is also rented resulting in a sixty-two percent occupancy rate. The occupancy rate has remained stable for the past twelve months and is expected to remain so. The rentals are based upon monthly tenancy and 80% of the rentals have occupied their space for longer than 1 year.

Located on the Park is a Moduline Mobile Home Dealership which is owned independently by an unaffiliated third party. The Dealership pays the Park a commission for each mobile home sale and produces a profit of $7,500 Cdn. (approximately $5,000) for each unit sold. The Dealership provides a facility to display mobile homes to perspective purchasers, together with an opportunity to establish residency.

The Company's subsidiary holds the property in fee simple title which is encumbered by a first mortgage in the amount of $655,718 Cdn., (approximately $435,000) at July 31, 1999 bearing interest at the rate of the prime interest rate plus 1% per annum. The mortgage is payable in blended monthly payments of $6,800 Cdn. (approximately $4,500). The prime rate is based upon the Royal Bank of Canada published prime rate. In September 1999, the mortgage loan was amended to consolidate it with the $20,000 Cdn., (approximately $13,000) demand loan, extending the repayment period to May 2012. The Park and the leased operations are covered by liability and damage insurance, which Management believes to be adequate.

There is 1 other mobile home park 25 miles from Sparwood, B.C. Management believes that the appearance, amenities and location of the Mountain View Park makes the park competitive with the other existing park and allows the Park to charge higher rentals than these other parks without impact to its occupancy rates. This belief is based upon the close proximity of the Mountain View Park to the central business district of Sparwood, access to a greenspace park and playground and the availability of municipal water, sewage, natural gas, electric and garbage services.

The Company records annual depreciation on the property at the rate of 4% for Buildings; 20% for Equipment; and 8% for Pads using the straight-line method. As of July 31, 1999, the tax basis for the property is approximately $875,000 Cdn., and the remaining useful life of the pads for purposes of depreciation is approximately 12 years.

Taxes on the property are assessed at the rate of .0122% and total approximately $10,000 Cdn. annually.


ITEM 3.  LEGAL  PROCEEDINGS:
===========================

The Company is not party to any pending legal proceedings and nor are any proceedings against the Company being threatened. The Company's subsidiary, SSA Coupon Ltd., is a defendant in a action filed in the Supreme Court of British Columbia in October 1999, by Trevor Kray. The action also names Maurice Simpson, William Murray and Dana Shaw as defendants. The action claims a breach of contract by the Defendants and seeks unspecified damages. Trevor Kray was a consultant engaged by SSA Coupon, Ltd., to assist it with corporate development and financing. The Company believes that the action has no merit and intends to vigorously defend the action. On November 17, 1999, SSA Coupon Ltd., commenced an action against Trevor and Shannon Kray and Kray & Company Consulting ("the Krays") alleging misappropriation and conversion to their personal use approximately $235,000 advanced to them as consultants on behalf of SSA Coupon Ltd. It is also alleged the Krays misrepresented the amount of funding provided by a financier on behalf of SSA Coupon and thus caused delays in the development and completion of SSA Coupon Ltd., projects. SSA Coupon Ltd., seeks compensation for monies misappropriated by the Krays as well as general damages. Management does not expect that the outcome of these legal proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended July 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER
=============================================================================


(a)  MARKET INFORMATION
------------------------
Since August 8, 1999 the Company's stock has been listed for sale on the OTC Electronic Bulletin Board under the symbol FGII. As of November 12, 1999, there were two stock brokerage firms making a market in the Company's common stock. The high and low bid prices of the Common Stock of the Company have been as follows:

          Period:                  High bid per share:        Low bid per share:
--------------------------------------------------------------------------------
Aug. 8, 1999 to Oct. 31, 1999           2.72                       0.875


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.


(b)  HOLDERS
------------
There were 28 holders of the Company's 36,900,000 shares of common stock outstanding as of November 29, 1999. This includes 9 holders of 28,400,000 shares of the Company's common stock whose certificates are restricted. 9,300,000 of the restricted shares were issued in November 1998 and may be sold pursuant to Rule 144. 19,000,000 shares were issued in November 1999. The holders of the 26,716,667 shares are affiliates of the Company.


(c)  DIVIDENDS
--------------
The Company has not declared any dividends since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
================================================================================

The following should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report. The Company's 1999 fiscal year is its first operational year and includes costs associated with its 10SB registration. All amounts are stated in U.S. dollars unless otherwise noted.


Results of Operations / Plan of Operations
-------------------------------------------
The Company had a net loss of $523,889 for the fiscal year ended July 31, 1999. Contained in this loss was the $235,288 loss of its subsidiary SSA Coupon Ltd., and a $78,503 loss due to the termination of a trailer park acquisition. Please see "Business Development" in Item 1 above and "Legal Proceedings" in Item 3 above. While the Company anticipates continued losses from SSA, it does not anticipate significant future operating losses from the Mountain View Park. The Company's Mountain View Park generated $88,410 in revenue for the period from December 1, 1998 (acquisition) to July 31, 1999 and is expected to continue or increase such revenue for the current fiscal year. Management believes that the Sparwood, British Columbia area is growing rapidly due to the development of a ski resort in nearby Fernie, British Columbia. Management believes that as result the vacancy rate will decrease. The Company does not anticipate any significant increase in maintenance and operating expenses.

The Company's Plan of Operation for its SSA subsidiary is to continue development of the Web-Retriever site with preliminary beta testing to begin in December, 1999 with full beta testing by March, 2000. The Company has projected the site to be fully operational by April, 2000. The anticipated expenses for the preliminary beta testing include $60,000 for computer systems, $3,000 for a four hour power supply system, $75,000 to purchases data bases for use in the site, $28,000 for programmers, web page designers and other technical personnel and $10,000 for high speed communications lines, rent and other expenses. The anticipated expenses for the full beta testing are an additional $56,000 for programmers, web page designers and other technical personnel and $18,000 for high speed communications lines, rent and other expenses. Upon achieving full technical operations, the Company anticipates that a multi-media marketing campaign to promote the site will require $5,000,000 to $10,000,000. The Company is committed to provide $1,250,000 of working capital to SSA in $40,000 weekly increments since July, 1999. The Company has provided SSA with $650,000 in capital through November 15, 1999.

The Company has incurred operating losses to date of $527,868 since inception. The continuation of the Company is dependent upon the continuing financial support of its creditors and stockholders and obtaining long term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3 to $5 million within the upcoming twelve months. There are, however, no assurances that any such activity will generate funds that will be available for operations. Accordingly, the Company's financial statements contain note disclosure describing the circumstances that lead there to be doubt over its ability to continue as a going concern. The Company's auditors have also expressed a reservation of their opinion on the July 31, 1999 financial statements in this regard.


Liquidity
----------
The Company has funded its operations through internally generated revenues and loans from the Company's directors ($29,842) and non-recourse advances from unaffiliated third parties in the amount of $513,128. These funds have been advanced in contemplation of a future offering of the Company's common stock. The Company has recorded this amount as a long term liability though there are no terms of repayment, interest accruing or security interest attached to the liability. The Company anticipates conducting a private placement or public offering of its securities to fund the SSA Plan of Operations.


Year 2000 Computer Issue
------------------------
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
===================================================

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
================================================================================

Please See Item 13(b) Below.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the Corporation:


DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------
WAYNEE. LOFTUS - Age 50. President,  Chief Executive Officer and Chairman of the
     Board of Directors since inception. 1983 to present, owner/manager of Pacific Rim Mortgage & Loan Corp. located in Prince George, B.C., Canada. Pacific Rim, a private corporation, is involved in brokering loans and private financing in all facets of residential, commercial and institutional lending. Education - Graduated 1972, Douglas Community College, Burnaby, B.C. and obtained a Degree in Business Management & Economics.

FRANKA. DENIS - Age 63. Vice President and Director since inception. Since 1986 has been President and owner of Kenda Enterprises Ltd. located in Prince George, B.C., Canada. The Company is engaged in the business of buying and selling of land and timber, having gross annual revenues of $1,000,000 Cdn. Graduated in 1953 from Prince George Secondary High School located in Prince George, B.C.

GIL RAHIER - Age 59. Secretary, Treasurer and Director since inception. Since 1976, Mr. Rahier has been associated with the Barton Group of Companies located in Prince George, British Columbia, and is presently a Senior Vice President with a portfolio of forest industry and commercial insurance accounts. Since April 1996 Mr. Rahier has served as president and director of 514592 B.C., Ltd., the corporation from whom the Company acquired its Mountain View Park property. Mr. Rahier graduated in 1957 from Prince George Senior Secondary School in Prince George, B.C., Canada.

MICHAEL JENKS - Age 48.  Director  since  inception.  Since  1968  owner of Jeni
     Holdings Ltd. located on Gabriola Island, British Columbia, Canada. The company owns and develops commercial, industrial and residential real estate properties throughout British Columbia. Mr. Jenks graduated in 1967 from Duchess Park Senior Secondary School, located in Prince George, B.C., Canada.


SIGNIFICANT EMPLOYEES
---------------------

WILLIAM F. MURRAY - Age 53.  President  of SSA Coupon,  Ltd.,  since  inception.
     Since 1997, Mr. Murray has been in a partner in the law partnership of Metro Law Office, Burnaby, British Columbia. He graduated from the law school at the University of British Columbia in 1975 and has practiced commercial law in the Vancouver area for the past twenty three years.

DANA H. SHAW - Age 40 Secretary and Chief Technical Officer of SSA Coupon Ltd., since inception. Since 1991, Mr. Shaw has been an independent Small Business Technology and Marketing Consultant assisting start-up, small and medium sized businesses to integrate communications and technology systems into their marketing and business plans.

MAURICE SIMPSON - Age 36. Vice President of SSA Coupon, Ltd. Mr. Simpson has been with SSA Consulting of Vancouver, British Columbia, designing internet web pages.


ITEM 10. EXECUTIVE COMPENSATION
===============================

     (a) SUMMARY COMPENSATION TABLE

          The Company has omitted the Summary Compensation Table as it has not paid any cash or non-cash compensation to its Chief Executive Officer or other officers during the fiscal year ended July 31, 1999. The time devoted to the operations of the Company by the Company's directors and officers is minimal.

     (b) OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

          The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.

     (c) AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

          The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.

     (d) LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

          The Company does not have a Directors and Officers Stock Option Plan, or a Key Personnel Compensation Plan.


     (e) COMPENSATION OF DIRECTORS

          1.   Standard Arrangements

               The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.


          2.   Other Arrangements

               There are no other arrangements.

     (f) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN CONTROL ARRANGEMENTS

          The Company has not paid any cash or non-cash compensation to its Chief Executive Officer or other officers during the fiscal year ended July 31, 1999 and does not have any written or oral employment contracts with its officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
=======================================================================

The following table sets forth certain information regarding the beneficial ownership of common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of November 15, 1999 unless otherwise noted. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.


     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Title of     Name and Address              Amount and Nature          % of
Class       of Beneficial Owner         of Beneficial Ownership       Class
--------------------------------------------------------------------------------
Common      Maurice Simpson                13,300,000                  36.0%
            10819 156th Street.
            Surrey, BC V3R 6J7

            William Murray                  2,850,000                   7.7%
            3343 Highland Blvd..
            N. Vancouver, BC V7/r 2Y2

            Dana Shaw                       2,850,000                   7.7%
            5260 - 6th Av.
            Delta, BC V4M 1L5


     (b)  SECURITY OWNERSHIP OF MANAGEMENT

Title of     Name and Address(1)           Amount and Nature          % of
Class       of Beneficial Owner         of Beneficial Ownership       Class
--------------------------------------------------------------------------------
Common      Wayne E. Loftus                 1,583,333                   4.3%
            Frank Denis                     2,866,668                   7.8%
            Michael Jenks                   1,583,333                   4.3%
            Gil Rahier                      1,683,333                   4.6%

            All officers and Directors
            as a Group (4 persons)          7,716,667                  21.0%

     (1) 444 Victoria Street, Suite 370, Prince George, B.C. CANADA V2L 2J7


Compliance with Section 16 Reporting:
------------------------------------
The above named Executive Officers and Directors failed to timely file Forms 3 Initial Statement of Ownership and Form 5 Annual Statement of Ownership. None of the above named Executive Officers have entered into transactions requiring the filing of a Form 4 Changes in Ownership. All holdings of common stock and options to acquire common stock are accurately reported herein.


     (c)  CHANGES IN CONTROL

On July 23, 1999, the Company  entered into an agreement with SSA Coupon Limited
(SSA) whereby SSA agreed to issue the Company shares of its common stock equal to 20% of the outstanding common stock of SSA. SSA is a British Columbia corporation, formed in September 1998. The Company further agreed to raise $1,250,000 US as a joint venture partner of SSA to be contributed in weekly installments of $40,000. The July 23, 1999 Agreement also requires that a royalty of 7% will be paid to the SSA Majority Shareholders on gross revenue received by the Company through the use of SSA Intellectual Property or technology. As of November 15, 1999, the Company has provided SSA with $650,000 pursuant to this Agreement.

On August 30, 1999, the Company entered into an Agreement on Principal Terms with Maurice Simpson, William Murray and Dana Shaw (the SSA Majority Shareholders) to acquire their shares representing 80% of the outstanding common stock of SSA in exchange for 19,000,000 shares of the Company's restricted common stock. The Share Exchange Agreement was executed on September 29, 1999 and closed on November 3, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
=======================================================

The Company's By-laws include a provision regarding Related Party Transactions which requires that each participant to such a transaction identify all direct and indirect interest to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction.

The Company's Board of Directors are the Company's Founders and Promoters. The Company's By-Laws include a provision regarding Related Party Transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction.

Pursuant to the Agreement and Plan of Reorganization dated September 30, 1998, which closed on November 17, 1998, the Company acquired 100% of the outstanding common stock of Forest Glade Properties Inc. in exchange for 7,700,000 shares of the Company's common stock.. Wayne E. Loftus, Michael Jenks, Stan Polson and Gil Rahier each received 1,283,333 shares of common stock for their shares of Forest Glade Properties, Inc, and Frank Denis received 2,566,668 shares of the Company's common stock for his shares of Forest Glade Properties, Inc.

On December 1, 1998, the Company's wholly owned subsidiary, Forest Glade Properties Inc., entered into an Agreement to acquire the mobile home park, Mountain View Park, Sparwood, B.C., from 514592 B.C. Ltd., a British Columbia corporation, for $1,500,000 Cdn. based on the value determined by North Country Appraisals (1985) Ltd., an independent appraiser certified by the Appraisal Institute of Canada. There is no relationship between North Country Appraisals and the Company or its management and principal shareholders. The terms of payment were the assumption of the existing mortgage against the property with a balance of $674,716 Cdn., at the date of acquisition, and the issuance to the Vendors of 200,000 common shares of Forest Glade International Inc., at a deemed value of $2.73 per share for a total of $546,000 (or $825,284 Cdn.). Subsequently, the Company also assumed a demand loan, future income taxes, certain other assets and liabilities directly related to the operation of the Mountain View Park. Assumption of these liabilities reduced the deemed value assigned to the common stock to $1.77 per share.

Gil Rahier Holdings Ltd., a company beneficially owned by Gil Rahier, a Director of the Company, was the registered owner of 50% of 514592 BC Ltd., and received 100,000 common shares of Forest Glade International, Inc. Orval and Annette Schattenkirk, non-affiliates, were the owners of the remaining 50% interest of 514592 BC Ltd., and received 100,000 shares of Forest Glade International Inc. Gil Rahier Holdings, Ltd., acquired its interest in 514592 B.C. Ltd., in May 1996.

On August 25, 1999, the Company entered into a share exchange agreement with the stockholders of 514592 BC Ltd. that closed on August 31, 1999. The share exchange agreement modified the original terms of the acquisition of the Mountain View Park on December 1, 1998 to change the acquisition from an asset purchase to a purchase of the shares of 514592 BC Ltd. At December 1, 1998 the net assets of 514592 BC Ltd. were solely related to the operations of the Park. No new business was undertaken in 514592 BC Ltd. during the period from December 1, 1998 to August 31, 1999. Aside from the legal structure of the acquisition discussed above, the terms of the original acquisition agreement remain except for the following:

     i) The resultant change in structure creates a deferred tax liability on acquisition equal to the difference between the fair value assigned to the property and equipment for accounting purposes and the carryover basis used for tax. This temporary difference has been recorded in the 1999 financial statements of the Company.

     ii) The Company agreed to repurchase for cancellation 100,000 shares of the Company's common stock previously issued to Orval Schattenkirk (on behalf of Annette Schattenkirk and himself) in exchange for $411,750 Cdn (approximately $275,000). $102,937.50 Cdn (approximately $68,000) was paid to each of Annette and Orval Schattenkirk on closing with promissory notes issued for the balance of $102,937.50 Cdn due to each of them on March 2, 2000. Funds for the payment of promissory notes are being held in an attorney trust account until due at which time the funds will be released.

     iii) Additional cash consideration of CDN$37,500 (approximately $25,000) was paid to Gil Rahier Holdings Ltd. Gil Rahier Holdings Ltd. is also to receive reimbursement of CDN$20,000 (approximately $13,000) paid to Orval Schattenkirk for management services supplied to 514592 BC Ltd.

During the fiscal year ended July 31, 1999, the Company also paid $20,045 Cdn., to Pacific Rim Mortgage Company, of which the Company's president Wayne Loftus is the control person for office rent, secretarial services and other offices expenses.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K
=======================================================================

The following documents are filed as part of this report under Part II, Item 8:

Audited Financial Statements and notes thereto       Pages F-1 to F-13

(a)  Exhibits as required by Item 601 of Regulation S-B

Exhibit Number   Description                       Incorporated by Reference to
--------------------------------------------------------------------------------

(3) (1)          Articles of Incorporation
                 as amended                        Company's Report on Form
                                                   10SB12G dated  December 9,
                                                   1998.

(3) (2)          Bylaws                            Company's Report on Form
                                                   10SB12G dated December 9,
                                                   1998.




(b) Reports of Form 8-K

     Change in Control / Acquisition of SSA Coupon Ltd., dated August 30, 1999

     Change in Auditors dated October 21, 1999

                         Forest Glade International Inc
                        Consolidated Financial Statements
                        For the year ended July 31, 1999
                            (Expressed in US Dollars)

                         Forest Glade International Inc.


                                Table of Contents


Auditors' Report - (July 21, 1999)- BDO Dunwoody LLP


Comments by Auditors for US Readers on Canada-US Reporting Differences
  (July 31, 1999)


Auditors' Report - (July 31, 1998) - Chan Foucher Lefebvre

Consolidated Financial Statements


     Balance Sheet


     Statements of Operations


     Statements of Changes in Stockholders' Equity


     Statements of Cash Flows


     Summary of Significant Accounting Policies


     Notes to the Financial Statements

Auditors' Report





To The Directors and Stockholders
Forest Glade International Inc.


We have audited the Consolidated Balance Sheet of Forest Glade International Inc. as at July 31, 1999 and the Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.


                                               "BDO Dunwoody LLP"
Vancouver, Canada
October 29, 1999                               Chartered Accountants

Comments by Auditors for U.S. Readers
On Canada-U.S. Reporting Differences





To The Directors and Stockholders of
Forest Glade International Inc.


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the stockholders dated October 29, 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



                                               "BDO Dunwoody LLP"
Vancouver, Canada
October 29, 1999                               Chartered Accountants

 CHAN FOUCHER LEFEBVRE
o Chartered Accountants o



               1820 Third Avenue,  Prince George, BC V2M
               1G4 Phone (250)  562-4522 Fax (250)  562-4524  Toll
               Free 1-888-562-4528



                                AUDITORS' REPORT


To the Shareholders of
  Forest Glade Properties Inc.:
  (formerly 558539 B.C. Ltd.):

We have audited the statements of operations, changes in stockholders' equity and cash flows of Forest Glade Properties Inc. (formerly 558539 BC Ltd.) for the period from the date of incorporation (January 29, 1998) to July 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the results of the company's operations and its cash flows for the period from the date of incorporation (January 29, 1998) to July 31, 1998 in accordance with accounting principles generally accepted in the United States.



/s/ CHAN FOUCHER LeFEBVRE
-------------------------
    CHAN FOUCHER LeFEBVRE




CHARTERED ACCOUNTANTS

September 3, 1998
Prince George, Canada

                         Forest Glade International Inc.
                           Consolidated Balance Sheet
                            (Expressed in US Dollars)

July 31                                                      1999
---------------------------------------------------------------------
Assets

Current
  Cash                                                  $      6,630
  Prepaid expenses                                             4,762
                                                        -------------
                                                              11,392

Restricted cash (Note 12)                                    248,738
Property and equipment (Note 3)                              959,019
                                                        -------------
                                                        $  1,219,149
                                                        =============

Liabilities and Stockholders' Equity (Deficit)

Liabilities

Current
  Accounts payable and accrued liabilities              $     81,178
  Liability on investment in SSA Coupon Ltd. (Note 6)         60,288
  Security deposits                                            2,225
  Due to directors (Note 4)                                   29,842
  Current portion of long-term debt                           21,887
                                                        -------------
                                                             195,420

Long-term debt (Note 5)                                      939,445
Deferred income taxes (Note 11)                              155,598
                                                        -------------
                                                           1,290,463
                                                        -------------
Stockholders' equity (deficit)
  Capital stock
    Authorized
        200,000,000 common shares, par value $0.001
    Issued
          17,900,000 common shares                            17,900
   Additional paid-in capital                                435,524
   Accumulated deficit                                      (527,868)
   Accumulated other comprehensive income - foreign
    currency translation gains                                 3,130
                                                        -------------
                                                             (71,314)
                                                        -------------
                                                        $  1,219,149
                                                        =============


 The summary of significant accounting policies and notes form an integral part of these consolidated financial statements.

                         Forest Glade International Inc.
                      Consolidated Statements of Operations
                            (Expressed in US Dollars)

                                                            Period from
                                                            January 29
                                                            1998
                                       Year ended           (incorporation)
                                       July 31              To July 31
                                       1999                 1998


Revenue
  Rentals                              $      88,410        $       -
                                       --------------       -------------
Expenses
  Bank charges                                 1,020                -
  Consulting fees                             61,960                -
  Depreciation                                36,392                  26
  Office and miscellaneous                    27,681                 575
  Professional fees                           88,522               1,796
  Property management                         11,589                -
  Property taxes and utilities                29,695                -
  Repairs and maintenance                      7,567                -
  Travel and promotion                        16,835               1,582
                                       --------------       -------------
                                             281,261               3,979
                                       --------------       -------------

                                            (192,851)             (3,979)

Loss on investment (Note 6)                 (235,288)               -
Interest on long-term debt                   (25,910)               -
Loss on termination of trailer
  park acquisition (Note 7)                  (78,503)               -
                                       --------------       -------------

Loss before income taxes                    (532,552)             (3,979)

Income tax recovery-deferred                   8,663                -
                                       --------------       -------------

Net loss for the period                $    (523,889)       $     (3,979)
                                       ==============       =============


Loss per share                         $   (0.03)           $       -
                                       ==============       =============

Weighted average shares outstanding       17,833,333           7,700,000
                                       ==============       =============


 The summary of significant accounting policies and notes form an integral part of these consolidated financial statements.




                         Forest Glade International Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                            (Expressed in US Dollars)


                                                                                                     Accumulated
                                                                                                     Foreign         Total
                                                                    Additional                       Currency        Stockholders'
                                              Common Stock          Paid-in         Accumulated      Translation     Equity
                                          Shares        Amount      Capital         Deficit          Gains           (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Capital contribution on
  incorporation - Forest
  Glade Properties Inc.                        100    $       66    $    -          $    -           $     -         $         66

Net loss for the period                       -             -            -             (3,979)             -               (3,979)

Adjustment for the issuance
  of common stock on reverse
  acquisition of
     Forest Glade Properties Inc.
      (Note 2)                           7,699,900         7,634       (7,634)           -                 -                 -
                                       -----------    ----------    ----------      -----------      -----------     ---------------


Balance, July 31, 1998                   7,700,000         7,700       (7,634)         (3,979)             -               (3,913)

Adjustment for the issuance of
  initial shares (net of $10,000
  issue costs) of Forest Glade
  International Inc. on incorporation
  in August, 1998                       10,000,000        10,000      (80,000)           -                 -              (90,000)

Capital contributions during the year         -             -          10,000            -                 -               10,000

Issuance of common stock on acquisition
  of property and equipment
  (Note 2)                                 200,000           200      353,158            -                 -              353,358
                                       -----------    ----------    ----------      -----------      -----------     ---------------

                                        17,900,000        17,900      435,524          (3,979)             -              449,445
                                       -----------    ----------    ----------      -----------      -----------     ---------------

Net loss for the period                       -             -            -           (523,889)             -             (523,889)

Foreign currency translation
  adjustments                                 -             -            -               -                3,130             3,130
                                       -----------    ----------    ----------      -----------      -----------     ---------------

  Total comprehensive income                  -             -            -           (523,889)            3,130          (520,759)
                                       -----------    ----------    ----------      -----------      -----------     ---------------


Balance, July 31, 1999                  17,900,000    $   17,900    $ 435,524       $(527,868)       $    3,130      $    (71,314)
                                       ===========    ==========    ==========      ===========      ===========     ===============



 The summary of significant accounting policies and notes form an integral part of these consolidated financial statements.




                         Forest Glade International Inc.
                      Consolidated Statements of Cash Flows
                            (Expressed in US Dollars)

                                                                                                Period from
                                                                                                January 29
                                                                                                1998
                                                                         Year ended             (incorporation)
                                                                         July 31                to July 31
                                                                         1999                   1998
----------------------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Net loss for the period                                                $   (523,889)          $     (3,979)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                               36,392                     26
    Loss on termination of trailer park acquisition                            78,503                   -
    Loss on investment                                                        235,288                   -
    Deferred income tax recovery                                               (8,663)                  -
  Change in assets and liabilities
     Increase in prepaid expenses                                              (2,983)                  -
     Increase in accounts payable and accrued liabilities                      50,638                 10,824
     Increase in security deposits                                                368                   -
                                                                         ---------------        ---------------
                                                                             (134,346)                 6,871
                                                                         ---------------        ---------------
Investing activities
  Deposit and costs incurred on terminated trailer park
     acquisition                                                              (65,018)               (13,485)
  Investment in SSA Coupon Ltd.                                              (175,000)                  -
  Cash acquired on acquisitions                                                97,646                   -
                                                                         ---------------        ---------------
                                                                             (142,372)               (13,485)
                                                                         ---------------        ---------------
Financing activities
  Repayment of long-term debt                                                 (21,213)                  -
  Issuance of common stock                                                       -                        66
  Proceeds on long-term debt                                                  514,000                  9,564
  Advances from directors                                                      29,688                   -
  Additional capital contributions                                             10,000                   -
                                                                         ---------------        ---------------
                                                                              532,475                  9,630
                                                                         ---------------        ---------------
Increase in cash for the period                                               255,757                  3,016

Effect of foreign exchange on cash                                             (3,405)                  -

Cash, beginning of period                                                       3,016                   -
                                                                         ---------------        ---------------
Cash, end of period                                                      $    255,368           $      3,016
                                                                         ===============        ===============


 The summary of significant accounting policies and notes form an integral part of these consolidated financial statements.

                         Forest Glade International Inc.
                   Summary of Significant Accounting Policies
                            (Expressed in US Dollars)
July 31, 1999



Basis of Presentation
---------------------
These consolidated financial statements are expressed in US dollars and have been prepared in conformity with accounting principles generally accepted in the United States. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiary, Forest Glade Properties Inc.

In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period from January 29, 1998 to July 31, 1998 are those of Forest Glade Properties Inc.

All significant intercompany transactions have been eliminated on consolidation. All per share information for fiscal 1998 has been restated to reflect the recapitalization.


Foreign Currency Translation
----------------------------
The Company's functional currency is the Canadian dollar as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate at the period end. Income statement accounts are translated at the average rates of exchange prevailing during the periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Foreign Currency Translation Gains account in Stockholders' Equity.


Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results may differ from management's best estimates as additional information becomes available in the future.

                         Forest Glade International Inc.
             Summary of Significant Accounting Policies - Continued
                            (Expressed in US Dollars)

July 31, 1999




Investments
-----------
The Company's investment in 20% of the issued and outstanding shares of SSA Coupon Ltd. ("SSA") is accounted for using the equity method. Under the equity method, the amount of the investment is adjusted for the Company's share of income or losses of SSA. As the Company is the only stockholder obligated to provide SSA with ongoing working capital, it has recognized 100% of the loss of SSA for the period from its incorporation (September 24, 1998) to July 31, 1999.


Financial Instruments
--------------------
The following assumptions were used to estimate the fair value of each class of financial instruments:

     For cash, accounts payable and accrued liabilities and amounts due to directors, the carrying amounts approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount for long-term debt approximates fair value because, in general, the interest on the underlying indebtedness fluctuates with market rates.


Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment on the straight-line basis at rates set out below:

           Building    -          4%
           Equipment   -         20%
           Pads        -          8%


Income Taxes ------------ The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                         Forest Glade International Inc.
             Summary of Significant Accounting Policies - Continued
                            (Expressed in US Dollars)

July 31, 1999



Loss Per Share
--------------
Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss period, dilutive common equivalent shares are excluded from the loss per share calcu

For the year ended July 31, 1999 and for the period from January 29, 1998 (incorporation) to July 31, 1998, there were no common share equivalents.


Comprehensive Income
--------------------

The Company has adopted SFAS No. 130. "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders' Equity. Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.


New Accounting Pronouncements
-----------------------------
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                         Forest Glade International Inc.
             Summary of Significant Accounting Policies - Continued
                            (Expressed in US Dollars)

July 31, 1999




New Accounting Pronouncements - Continued
-----------------------------------------
Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on August 1, 2000 to affect its financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. Adoption of this standard would not have a material effect on the financial statements.

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)



July 31, 1999



1.   Nature of Business and Continuing Operations
-------------------------------------------------
The Company was incorporated under the laws of the State of Nevada on August 27, 1998 and was inactive until November 17, 1998 when it acquired all the issued and outstanding shares of Forest Glade Properties Inc. ("FGP"), an inactive Canadian company incorporated on January 29, 1998. Upon completion of the acquisition and the subsequent acquisition of the Mountain View Park (the "Park") a mobile home park in Sparwood, British Columbia on December 1, 1998, the Company is now engaged in the business of operations of this park in Canada. Subsequent to July 31, 1999, to create a separate and distinct division of the Company, the Company entered into an agreement to acquire the remaining 80% interest it did not own in SSA (Note 2), a company engaged in the development of an internet search engine. At July 31, 1999, the only financial statement items resulting from the Company's involvement in the development of an internet search engine are set out in Note 6.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at July 31, 1999, the Company has an unrestricted working capital deficit of $184,028 and has accumulated operating losses of $527,868 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management' s intention to raise new equity financing of approximately $3 to $5 million within the upcoming year. Amounts raised will be used to continue development of the technology created by SSA and to provide financing for the marketing and promotion of its activities, to secure products and for other working capital purposes including operational hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

         Forest Glade International Inc.nd liabilities comprising the04)
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)



July 31, 1999

2.   Business Acquisitions
--------------------------
a) On November 17, 1998, the Company acquired all the issued and outstanding shares of FGP in exchange for 7.7 million shares of the Company's common stock. The transaction was accounted for using the purchase method as a reverse acquisition as the former shareholders of FGP controlled the Company upon conclusion of this transaction. Accordingly, these financial statements have been accounted for as a continuation of FGP. The net assets of the Company at the date of acquisition consisted of $90,000 of cash received on its initial capitalization.

b) On December 1, 1998, FGP acquired beneficial control of certain assets and liabilities comprising the Mountain View Park in British Columbia, Canada, from 514592 BC Ltd. a company 50% controlled by a director of the Company in exchange for the issuance of 200,000 shares of common stock.

The fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

Current assets                           $        9,386
Property and equipment                          981,750
                                         ----------------
                                                991,136

Current liabilities                             (21,204)
Long-term debt                                 (454,692)
Deferred income taxes                          (161,882)
                                         ----------------
                                         $      353,358
                                         ================

The final allocation of the purchase price replaced preliminary allocations made previously by $180,515, primarily due to the value assigned to deferred income taxes. The effect of the change is recorded as a reduction to additional paid-in capital.

The acquisition was accounted for using the purchase method. On August 31, 1999, the terms of the acquisition were amended to acquire the shares of 514592 BC Ltd. as opposed to the assets (Note 12). Substantially, the changed terms did not affect the purchase price allocation except that a deferred tax liability was created for a temporary difference between the accounting and tax bases of the property and equipment. The tax effect of this difference has been reflected from the date of the original acquisition. Additional consideration to be paid will be recorded in the Company's 2000 fiscal year (Note 12).

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999

2.   Business Acquisitions - Continued
--------------------------------------
c) On July 23, 1999, the Company entered into an agreement with SSA Coupon Ltd. ("SSA") to acquire a 20% interest in SSA. SSA is a company incorporated in British Columbia, Canada on September 24, 1998 for the purpose of developing, exploiting and marketing a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. As consideration, the Company paid $25 and agreed to raise $1.25 million in capital for the working capital use of SSA to be forwarded to SSA in $40,000 weekly increments. Additionally, the Company has agreed to pay, or cause SSA to pay to the three founding shareholders of SSA, in perpetuity, royalties aggregating to 7% of the gross revenues of SSA and/or the Company relating to the technology created by SSA. Such royalties will be paid on a quarterly basis (See Note 6 for detail on contributions made).

     Subsequent to July 31, 1999, the Company entered into a share exchange agreement with the other shareholders of SSA to acquire the remaining interest in SSA in exchange for 19 million restricted shares of the Company's common stock. Restrictions on these shares will be removed at the rate of 10% each year after their issuance.

     Upon closing this agreement and the issuance of the shares, the transaction will be accounted for using the purchase method of accounting as applicable for reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of this acquisition will be presented as a continuation of SSA. The value assigned to the common stock of the Company on acquisition will be determined based on the fair value of the net assets of the Company at the date of acquisition.

The summarized unaudited pro-forma results of operations set forth below for the year ended July 31, 1999 assume that the above acquisitions of FGP and the Park occurred as of August 1, 1998 and include expenses for amortization of property and equipment acquired.

                                                 Period from
                            Year ended           January 29, 1998 to
                            July 31, 1999        July 31, 1998
---------------------------------------------------------------------

Revenue                     $    127,895         $    131,990
Pro-forma net loss          $   (530,597)        $    (51,569)
Pro-forma net loss
  per common share          $    (0.03)          $      (0.00)

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999


3.   Property and Equipment
---------------------------
                                           1999
                                                   Accumulated
                                   Cost            Depreciation
--------------------------------------------------------------------------

Land                        $    330,119         $     -
Building                          14,776                398
Equipment                          8,221              1,147
Pads                             642,092             34,644
                            ---------------      --------------

                                 995,208             36,189
                            ---------------      --------------

Net book value                             $    959,019
                                           =============




4.   Due to Directors
---------------------
Amounts loaned to the Company by certain of its directors are unsecured, non-interest bearing and are due on demand.

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999

5.   Long-term Debt
-------------------

1999 Demand loan for the purchase of trailer park equipment,      1999
bearing interest at the Royal  Bank of  Canada's  prime      ----------------
interest  rate per annum  plus 1%,  payable monthly and
collateralized by the underlying  equipment.  On
September 22, 1999, the demand loan was consolidated
with the mortgage facility with the Royal Bank of Canada
and is repayable  under the same terms and  conditions
outlined below for that facility except that the repayment
term was extended to May 2012.                               $    13,266


Mortgage  payable,  collateralized  by the  Mountain  View
Park  property and an assignment of rents,  repayable in
monthly  installments of approximately $4,500 including
interest at the Royal Bank of Canada's  prime interest
rate per annum plus 1% until fully repaid in 2011.               434,938



Non recourse  advances  received in  contemplation  of
future  share  issuances, unsecured,  non-interest bearing
with no agreed upon terms of settlement. At the date  of the financial  statements,  there  are no  formal  stock
subscription agreements in place,  although the lenders
have indicated  their  preference for settlement in stock.       513,128
                                                             ---------------





                                                                 961,332

Current portion                                                   21,887
                                                             ---------------
                                                             $   939,445
                                                             ===============

Including the effect of the restructured demand loan above, future principal payments are as follows:

                    2000              $    21,887
                    2001                   23,864
                    2002                   25,653
                    2003                   27,575
                    2004                   29,644
                    Thereafter            832,709
                                      -------------
                                      $   939,445
                                      =============

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999


6.   Liability on Investment in SSA Coupon Ltd.
-----------------------------------------------
                                                                   1999
-----------------------------------------------------------------------------

Capital advanced to SSA in 1999 (Note 2)                      $  175,000

Share of loss of SSA for the period from SSA's incorporation
(September 24, 1998) to July 31, 1999                           (235,288)
                                                             ----------------
Balance, end of year                                          $  (60,288)
                                                             ================


     (a) The Company has recognized 100% of the loss incurred by SSA for the period from SSA's incorporation to July 31, 1999 as the Company was the only stockholder of SSA with a continuing obligation to provide working capital. SSA is in the development stage and to date has not recognized any revenue. SSA is involved in a dispute with a former consultant over amounts advanced to the consultant by the Company in connection with the acquisition agreement. SSA has been unable to obtain an accurate accounting by the consultant of $114,814 received and spent on behalf of SSA to July 31, 1999, although the consultant alleges that such monies were withheld to cover costs incurred. At the date of the financial statements, SSA is uncertain of the outcome of this dispute. Accordingly, all amounts advanced by the Company and not received by SSA have been written off in the period ended July 31, 1999. Any recoveries will be recorded in the period of settlement.

          Assets and liabilities of SSA at July 31, 1999 are summarized as follows:

          Current assets                                    $  53,899
          Fixed assets                                          3,448
                                                            -------------
                                                               57,347
          Current liabilities                                (117,635)
                                                            -------------
                                                            $ (60,288)
                                                            =============



          To October 29, 1999, the Company advanced an additional $405,000 to SSA, of which SSA received approximately $285,000, with the balance in dispute as discussed above.

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999

6.   Liability on Investment in SSA Coupon Ltd. - Continued
------------------------------------------------------------


          On October 18, 1999, the consultant filed a lawsuit in the Province of British Columbia against SSA and its former principals for breach of contact with unspecified damages. At this time, the outcome of this litigation cannot be determined. However, management believes the action to be without merit. Management does not expect that the outcome of these legal proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     (b)  SSA has the following commitments:

          (i) SSA had previously entered into contracts with its three founding stockholders ("the SSA Consultants") for consulting services each at approximately $4,000 per month for a period of five years expiring in September 2003, renewable for successive two-year terms. Should SSA terminate these agreements, additional termination fees aggregating to approximately $2 million would be due to the SSA Consultants. The monthly fee of $4,000 remains until the first period that SSA has quarterly earnings in excess of approximately $167,000. Once quarterly earnings exceed $167,000, monthly payments to the SSA Consultants increase in accordance with specific earnings benchmarks up to a maximum of approximately $29,000 per month for quarterly earnings in excess of approximately $4 million.

               The net liability on investment in SSA includes $117,048 owed to the three stockholders pursuant to these agreements. Amounts owing are unsecured and non-interest bearing.

          (ii) On August 1, 1999, SSA entered into a lease agreement for office premises in Delta, British Columbia until expiry on July 31, 2000 (with a three-year renewal option). The minimum annual lease payments of SSA are approximately $18,000 plus SSA's proportionate share of operating costs.

          (iii)On October 29, 1999, SSA signed an agreement with a vendor to acquire use of the vendor's proprietary data for a one-year term renewable in additional one-year terms. SSA is obligated to pay a license fee to the vendor in the amount of $75,000 per annum, payable quarterly.

                         Forest Glade International Inc.
                 Notes to the Consolidated Financial Statements
                            (Expressed in US Dollars)

July 31, 1999


7.   Commitment
---------------
The Company's subsidiary has signed a contract for paving at the Park. The total contracted cost of paving to be done in 2000 is approximately $44,000.


8.   Termination of Trailer Park Acquisition
--------------------------------------------
The Company paid a non-refundable deposit and incurred certain costs in connection with the potential acquisition of a mobile home park in Alberta, Canada. In November 1998, the Company abandoned the acquisition and, thus, the deposit and all amounts previously deferred have been written off.


9.   Related Party Transactions
-------------------------------
Related party transactions not disclosed elsewhere in these consolidated financial statements include $13,228 charged by a company controlled by the Company's President for rent and administrative services. This amount is included in accounts payable at July 31, 1999.


10.   Supplementary Cash Flow Information
------------------------------------------
Required disclosures of supplemental information on the Statements of Cash Flows include:

     a) common stock was issued in connection with the acquisition of the Mountain View Park in the amount of $353,358.

     b)   cash consists of:
                                             1999              1998

          Cash                          $      6,630         $    3,016
          Restricted cash                    248,738               -
                                        -------------        -----------
                                        $    255,368         $    3,016
                                        =============        ===========

     c)   Interest paid                 $     25,910         $     -
                                       =============        ===========

11.   Income Taxes
------------------
The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

                                        1999          1998
---------------------------------------------------------------

Net operating losses                 $ 135,895     $    1,790
Property and equipment                (155,598)          -
Valuation allowance                   (135,895)        (1,790)
                                     ----------    ------------
Deferred tax asset (liability)       $  55,598)    $     -
                                     ==========    ============


                                                   Period from
                                     Year          January 29, 1998
                                     ended         (incorporation) to
                                     July 31       July 31
                                     1999          1998
----------------------------------------------------------------------

Provision (benefit) at federal
  statutory rate                     $(181,068)    $   (1,352)

Foreign income taxes at other
  than the federal statutory
  rate                                 (18,846)          (438)

Permanent difference relating
  to the recognition of the
  Company's share of losses in SSA.     79,998           -

Increase in valuation allowance        111,253          1,790
                                     ----------    ------------

                                     $  (8,663)    $     -
                                     ==========    ============

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At July 31, 1999, the Company had losses available for income tax purposes of approximately $350,000 which will expire in various amounts in 2003 through 2006 (in Canada) and 2019 in the United States.

The tax benefit of operating losses of the Park totalling $22,852 at the date of acquisition were fully provided for by valuation allowance.


12.   Subsequent Events
-----------------------

     a) Subsequent to July 31, 1999, the Company received additional non-interest bearing advances in contemplation of future share issuances totalling $375,000. $315,000 was forwarded to SSA pursuant to the purchase agreement (Notes 2 and 6).

     b) On August 25, 1999, the Company entered into a share exchange agreement with the stockholders of 514592 BC Ltd. that closed on August 31, 1999. The share exchange agreement modified the original terms of the acquisition of the Mountain View Park on December 1, 1998 (Note 2) to change the acquisition from an asset purchase to a purchase of the shares of 514592 BC Ltd. At December 1, 1998 the net assets of 514592 BC Ltd. were solely related to the operations of the Park. No new business was undertaken in 514592 BC Ltd. during the period from December 1, 1998 to August 31, 1999. Aside from the legal structure of the acquisition discussed above, the terms of the original acquisition agreement remain except for the following:

          i) The resultant change in structure creates a deferred tax liability on acquisition equal to the difference between the fair value assigned to the property and equipment for accounting purposes and the carryover basis used for tax. This temporary difference has been recorded in the 1999 financial statements of the Company.

          ii) The Company agreed to repurchase for cancellation 100,000 shares of common stock previously issued to two stockholders controlling 50% of the common stock of 514592 BC Ltd. in exchange for CDN$411,750 (approximately $275,000). 50% of the repurchase price was paid on closing with the balance due on March 2, 2000. Cash advanced to the Company (Note 5) to be put in trust to settle this transaction is recorded as restricted on the Balance Sheet. The balance of cash in trust to settle the obligation was advanced subsequent to July 31, 1999 on a non-interest bearing basis by the other former shareholder of 514592 BC Ltd.

          iii) Additional cash consideration of CDN$37,500 (approximately $25,000) was paid to the other 50% stockholder of 514592 BC Ltd. This stockholder, also a director of the Company, is to receive reimbursement of CDN$20,000 (approximately $13,000) he paid to the other 50% stockholder for management services supplied to 514592 BC Ltd.

     The purchase  price  adjustment  and the effect of the share  repurchase in
     (ii) and (iii) above will be recorded in the Company's 2000 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities set forth below on the dates indicated.


FOREST GLADE INTERNATIONAL INC.
(Company)

By:


/s/ WAYNE LOFTUS
-------------------------------------------------
   Wayne Loftus, President, Chairman of the Board
   December 14 1999


/s/ GIL RAHIER
-------------------------------------------------
    Gil Rahier, Chief Financial Officer, Director
    December 14 1999


/s/ FRANK DENIS
------------
    Frank Denis, Director
    December 14 1999


/s/ MICHAEL JENKS
---------------------
    Michael Jenks, Director
    December 14 1999