Form 10QSB
period 1999-10-31
FOREST GLADE INTERNATIONAL INC
filed 1999-12-21
CIK 1070371

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the quarterly period ended: October 31, 1999

                                       Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission file number: 0-25151

                        FOREST GLADE INTERNATIONAL, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         NEVADA                52-212-549
                 ----------------------------------------------
                 (State of incorporation) (IRS Employer ID No.)

       444 Victoria Street, Suite 370 Prince George, B.C., CANADA   V2L 2J7
       ----------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (250) 564-6868
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 20, 1999, the Registrant had 36,900,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I Financial Information
==============================


Item 1 Financial Statements.
------------------------------

Consolidated Interim Balance Sheets -
   October 31, 1999 and July 31, 1999

Consolidated Interim Statements of Operations Three months three months ended October 31, 1999

Consolidated Interim Statement of Stockholders' Equity Three months ended October 31, 1999

Consolidated Interim Statement of Cash Flow -
   Three months ended October 31, 1999

Notes to Consolidated Interim Financial Statements





                        Forest Glade International Inc.
                       Consolidated Interim Balance Sheets
                                                               October 31        July 31
                                                               1999              1999
                                                               (Unaudited)
-------------------------------------------------------------------------------------------
Assets
      Current
       Cash                                                    $      5,803      $    6,630
        Prepaid expenses                                              3,637           4,762
                                                               ------------      ----------
                                                                      9,440          11,392

Investment in SSA Coupon Ltd. (Note 4)                              139,987            -
Restricted cash  (Note 2)                                           139,954         248,738
Property and equipment (Note 3)                                     982,091         959,019
                                                               ------------      ----------
                                                               $  1,271,472      $1,219,149
                                                               ============      ==========
Liabilities and Stockholders' Equity (Deficit)
     Liabilities
      Current
         Accounts payable and accrued liabilities               $    80,882      $   81,178
         Liability on investment in SSA Coupon Ltd. (Note 4)           -             60,288
         Notes payable (Note 2)                                     139,954               0
        Security deposits                                             2,281           2,225
        Due to directors                                             29,904          29,842
        Current portion of long-term debt                            21,400          21,887
                                                               ------------      ----------
                                                                    274,421         195,420

Long-term debt                                                    1,448,870         939,445
Deferred income taxes                                               156,843         155,598
                                                               ------------      ----------
                                                                  1,880,134       1,290,463
                                                               ------------      ----------
Stockholders' equity (deficit)
  Capital stock
    Authorized
        200,000,000 common shares, par value $0.001
    Issued
        17,800,000 (July 31, 1999 - 17,900,000) common shares        17,800          17,900
   Additional paid-in capital                                       135,219         435,524
   Accumulated deficit                                             (764,653)       (527,868)
   Accumulated other comprehensive income - foreign
     currency translation gains                                       2,972           3,130
                                                               ------------      ----------
                                                                   (608,662)        (71,314)
                                                               ------------      ----------
                                                               $  1,271,472      $1,219,149
                                                               ============      ==========





                         Forest Glade International Inc.
            Consolidated Interim Statements of Operations (Unaudited)

                                                            For the three-month periods ended
                                                                       October 31
                                                                   1999             1998
---------------------------------------------------------------------------------------------
Revenue
  Rentals                                                     $      29,018      $     -
                                                               -------------     -----------
Expenses
  Bank charges                                                          214             814
  Depreciation                                                       13,614              13
  Management fees                                                    32,107            -
  Office and miscellaneous                                            3,361           2,421
  Professional fees                                                  38,911          11,088
  Property management                                                 5,982            -
  Property taxes and utilities                                        8,216            -
  Repairs and maintenance                                             2,841            -
  Travel and promotion                                                1,249            -
                                                               -------------     -----------
                                                                    106,495          14,336

                                                                    (77,477)        (14,336)

Loss on investment (Note 4)                                        (154,725)           -
Interest on long-term debt                                           (5,837)           -
Loss on termination of trailer park acquisition (Note 5)             (1,352)        (69,985)
                                                               -------------     -----------
Loss before income taxes                                           (239,391)        (84,321)

Income tax recovery - deferred                                        2,606            -

Net loss for the period                                        $   (236,785)     $  (84,321)
                                                               =============     ===========


Loss per share                                                 $     (0.01)      $     -
                                                               =============     ===========

Weighted average shares outstanding                              17,866,667      17,700,000
                                                               =============     ===========







                        Forest Glade International, Inc.
       Consolidated Interim Statements of Changes in Stockholders' Equity
                                   (Unaudited)

               For the three-month period ended October 31, 1999




                                                                                   Accumulated
                                                                                   Foreign      Total
                                                       Additional                  Currency     Stockholders'
                                Common Stock           Paid-In      Accumulated    Translation  Equity
                             Shares        Amount      Capital      Deficit        Gains        (Deficit)
-------------------------------------------------------------------------------------------------------------

Balance, August 1, 1999      17,900,000    $ 17,900    $ 435,524    $ (527,868)    $  3,130     $ (71,314)

Repurchase of common shares
  for cancellation and
  adjustment to the purchase
  price of 514592 BC Ltd.
  (Note 2(b))


                               (100,000)       (100)    (300,305)         -            -         (300,405)
                             -----------   ---------   ----------   -----------    ----------   -------------
                             17,800,000      17,800      135,219      (527,868)       3,130      (371,719)
                             -----------   ---------   ----------   -----------    ----------   -------------
Net loss for the period                                 (236,785)                      -         (236,785)

Foreign currency translation
  adjustments                                                             -            (158)         (158)

Total comprehensive income                              (236,785)                      (158)     (236,943)
                             -----------   ---------   ----------   -----------    ----------   -------------
Balance, October 31, 1999    17,800,000    $ 17,800    $ 135,219    $ (764,653)    $  2,972     $(608,662)
                             ===========   =========   ==========   ===========    ==========   =============





                         Forest Glade International Inc.
                  Consolidated Interim Statements of Cash Flows
                                   (Unaudited)

                                                            For the three-month periods ended
                                                                       October 31
                                                                   1999             1998
----------------------------------------------------------------------------------------------
Cash provided (used) by

Operating activities
  Net loss for the period                                      $   (236,785)     $  (84,321)
  Adjustments to reconcile net loss to net cash used in
      operating
   Activities
     Loss on investment in SSA Coupon Ltd.                          154,725            -
     Depreciation                                                    13,614              13
     Deferred income tax recovery                                    (2,606)           -
     Loss on termination of trailer park acquisition                   -             69,985
  Changes in assets and liabilities
     (Increase) decrease in prepaid expenses                          1,234            -
     Increase (decrease) in accounts payable and accrued
       liabilities                                                   (1,513)         (8,202)
                                                               -------------     -----------
  Net cash used in operating activities                             (71,331)        (22,525)
                                                               -------------     -----------
Investing activities
  Deposit and costs incurred on terminated trailer park
     acquisition                                                       -            (56,757)
   Investment in SSA Coupon Ltd.                                   (355,000)           -
   Purchase of property and equipment                               (12,838)           -
                                                               -------------     -----------
                                                                   (367,838)        (56,757)
                                                               -------------     -----------
Financing activities
  Repayment of long-term debt                                        (5,642)           -
  Proceeds on long-term debt                                        492,460          87,778
  Additional consideration paid on acquisition of 514592
    BC Ltd.                                                         (24,615)           -
  Repurchase of common stock                                       (137,895)           -
  Repayment of advances from directors                              (45,770)           -
  Advances from directors                                            45,095            -
  Issuance of common stock                                             -                 13
                                                               -------------     -----------
Net cash provided by financing activities                           323,633          87,791
                                                               -------------     -----------
Increase (decrease) in cash for the period                         (115,536)          8,509

Effect of foreign exchange on cash                                    5,925            -

Cash, beginning of period                                           255,368           3,016
                                                               -------------     -----------
Cash, end of period                                            $    145,757      $   11,525

                                                          =============     ===========

                         Forest Glade International Inc.
             Notes to the Consolidated Interim Financial Statements
                                   (Unaudited)



October 31, 1999 and 1998


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

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 1999 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.


2.   Business Acquisitions

     a) On November 17, 1998, the Company acquired all the issued and outstanding shares of FGP in exchange for 7.7 million shares of the Company's common stock. The transaction was accounted for using the purchase method as a reverse acquisition as the former shareholders of Forest Glade Properties Inc. ("FGP") controlled the Company upon conclusion of this transaction. Accordingly, these financial statements have been accounted for as a continuation of FGP. The net assets of the Company at the date of acquisition consisted of $90,000 of cash received on its initial capitalization. The comparative amounts presented for the three-month period ended October 31, 1998 are those of FGP.

     b) On December 1, 1998, FGP acquired beneficial control of certain assets and liabilities comprising the Mountain View Park (the "Park") in British Columbia, Canada, from 514592 BC Ltd. a company 50% controlled by a director of the Company in exchange for the issuance of 200,000 shares of common stock.

     The fair value of assets acquired and liabilities assumed at the date of acquisition was as follows:

          Current assets               $     9,386
          Property and equipment           981,750

                                           991,136

          Current liabilities              (21,204)
          Long-term debt                  (454,692)
          Deferred income taxes           (161,882)

                                       $   353,358
                                       ------------------

     The acquisition was accounted for using the purchase method. On August 31, 1999, the terms of the acquisition were amended such that the Company acquired the shares of 514592 BC Ltd. as opposed to the assets. Aside from the legal structure of the acquisition, the terms of the original acquisition agreement remain except for the following:

     i) The resultant change in structure created a deferred tax liability on acquisition equal to the difference between the fair value assigned to the property and equipment for accounting purposes and the carryover basis used for tax purposes. This temporary difference was recorded in the July 31, 1999 annual financial statements of the Company.

     ii) The Company repurchased and cancelled 100,000 shares of common stock previously issued to two stockholders controlling 50% of the common stock of 514592 BC Ltd. in exchange for approximately $287,000. 50% of the repurchase price was paid on closing with the balance due without interest on March 2, 2000. Cash advanced to the Company and put in trust to settle balance due in March 2000 is recorded as "restricted" on the Balance Sheet.

     iii) Additional cash consideration of $24,615 was paid to the other 50% stockholder of 514592 BC Ltd. This stockholder, also a director of the Company, received reimbursement of approximately $13,305 he paid to the other 50% stockholder for management services supplied to 514592 BC Ltd.

     The effect of the transactions in (ii) and (iii) above were recorded in the consolidated financial statements for the three-month period ended October 31, 1999 as a reduction of additional paid-in capital.


2.   Business Acquisitions - Continued

     The summarized unaudited pro-forma results of operations set forth below for the three-month period ended October 31, 1998 assume that the above acquisitions of FGP and the Park occurred as of August 1, 1998 and include expenses for amortization of property and equipment acquired.

                                              Three-month
                                              period ended
                                              October 31, 1998
--------------------------------------------------------------

     Revenue                                  $     30,080
     Pro-forma net loss                       $    (91,461)
     Pro-forma net loss per common share      $      (0.01)


     c) On July 23, 1999, the Company entered into an agreement with SSA Coupon Ltd. ("SSA") to acquire a 20% interest in SSA. SSA is a company that was incorporated in British Columbia, Canada on September 24, 1998 for the purpose of developing, exploiting and marketing a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. As consideration, the Company paid $25 and agreed to raise $1.25 million in capital for the working capital use of SSA to be forwarded to SSA in $40,000 weekly increments. Additionally, the Company has agreed to pay, or cause SSA to pay to the three founding shareholders of SSA, in perpetuity, royalties aggregating to 7% of the gross revenues of SSA and/or the Company relating to the technology created by SSA. Such royalties will be paid on a quarterly basis (See Note 4 for detail on contributions made).

          Subsequent to July 31, 1999, the Company entered into a share exchange agreement with the other shareholders of SSA to acquire the remaining interest in SSA in exchange for 19 million restricted shares of the Company's common stock. Restrictions on these shares will be removed at the rate of 10% each year after their issuance.

          This agreement closed on November 3, 1999. Effective as of that date, the transaction was accounted for using the purchase method of accounting as applicable for reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of this acquisition will be presented as a continuation of SSA. The value assigned to the common stock of the Company on acquisition will be determined based on the fair value of the net assets of the Company at the date of acquisition.

3.   Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment on a straight-line basis at rates set out below:


                                         October 31, 1999                July 31, 1999
                                                     Accumulated                    Accumulated
                               Rate    Cost          Depreciation     Cost          Depreciation
     -------------------------------------------------------------------------------------------
     Land                        -     $  338,331   $   -           $ 330,119      $   -
     Building                   4%         15,143         560          14,776           398
     Fencing and equipment     20%         21,364         1,584         8,221         1,147
     Pads                       8%        658,065        48,668       642,092        34,644
                                       ------------   ---------       -----------   ----------
                                        1,032,903        50,812       995,208        36,189

                                       --------------------------     --------------------------
     Net book value                             $ 982,091                   $ 959,019






4.   Investment in SSA Coupon Ltd.
                                           October 31           July 31
                                           1999                 1999
     ----------------------------------------------------------------------
     Balance, beginning of period          $(60,288)            $    -

     Capital advanced to SSA (Note 2)       355,000               175,000

     Share of loss of SSA for the period   (154,725)             (235,288)
                                           -----------          -----------
     Balance, end of period                $139,987             $ (60,288)
                                           ===========          ===========

    Assets and liabilities of SSA are summarized as follows:

                                           October 31           July 31
                                           1999                 1999
     ----------------------------------------------------------------------
     Current assets                        $136,248             $  53,899
     Fixed assets                           110,772                 3,448
                                           -----------          -----------
                                            247,020                57,347
                                           ===========          ===========

     Current  liabilities  (including
     $92,125  and  $117,038  owed to
      the three founding  stockholders
     of SSA at  October  31,  1999 and
     July  31,  1999)                      (107,033)             (117,635)
                                           -----------          -----------
                                           $139,987             $ (60,288)
                                           ===========          ===========

     The Company advanced an additional $80,000 to SSA subsequent to October 31, 1999.

     The Company has recognized 100% of the loss incurred by SSA for the period from SSA's incorporation (September 24, 1998) as the Company was the only stockholder of SSA with a continuing obligation to provide working capital. SSA is in the development stage and to date has not recognized any revenue.

     SSA, along with its three founding stockholders, is the defendant in an action filed in the Supreme Court of British Columbia in October 1999 by a former consultant to the Company. The action claims breach of contract and seeks unspecified damages. The Company believes that the action has no merit and intends to vigorously defend the action. On November 17, 1999, the Company commenced an action against the consultant seeking compensation for amounts allegedly misappropriated by the consultant as well as general damages.

     Amounts advanced to the consultant by the Company on behalf of SSA during the three-month period ended October 31, 1999 and not received by SSA totalled approximately $95,000 (year ended July 31, 1999 - $114,814). These amounts have been written off in the periods of advance.

     Management does not expect that the outcome of these legal proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The outcomes of these actions are indeterminable. Accordingly, any further losses or recoveries will be recorded in the period they become probable and quantifiable.


5.   Termination of Trailer Park Acquisition

     The Company paid a non-refundable deposit and incurred certain costs in connection with the potential acquisition of a mobile home park in Alberta, Canada. In November 1998, the Company abandoned the acquisition and, thus, the deposit and all amounts previously deferred have been written off.



6.   Related Party Transactions

     Related party transactions not disclosed elsewhere in these consolidated financial statements include $3,356 (1998 - $Nil) charged by a company controlled by the Company's President for rent and administrative services.





7.   Supplementary Cash Flow Information

     Required disclosures of supplemental information on the Statements of Cash Flows include:

     a) partial consideration for common stock repurchased was the issuance of a promissory note in of the amount of $137,895 (1998 - $Nil).

     b)    cash consists of:
                                           1999                 1998
          -----------------------------------------------------------------
          Cash                             $  5,803             $  11,525
          Restricted cash                   139,954                  -
                                           -----------          -----------
                                           $145,757             $  11,525
                                           ===========          ===========

     c) Interest paid for the three-month periods ended October 31, 1999 and 1998 was $8,124, and $Nil.


8.   Long-term Debt

     During the three-month period ended October 31, 1999, the Company received additional non-interest bearing advances in contemplation of future share issuances totalling $490,000 to satisfy obligations to SSA and the stockholders of 514592 B.C. Ltd. under the agreements described in Note 2.





9.   New Accounting Pronouncements

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.
===================================================================

The following should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report. The Company's 1999 fiscal year is its first operational year and includes costs associated with its 10SB registration. All amounts are stated in U.S. dollars unless otherwise noted.


Results of Operations / Plan of Operations
------------------------------------------
The Company had a net loss of $523,889 for the fiscal year ended July 31, 1999 and a net loss of $236,785 for the three months ended October 31, 1999.
Contained in the loss for the three months ended October 31, 1999 was the $154,725 loss of its subsidiary SSA Coupon Ltd. While the Company anticipates continued losses from SSA, it does not anticipate significant future operating losses from the Mountain View Park. The Company's Mountain View Park generated $29,018 in revenue for the the three months ended October 31, 1999 and is expected to continue or increase such revenue for the remainder of the current fiscal year. Management believes that the Sparwood, British Columbia area is growing rapidly due to the development of a ski resort in nearby Fernie, British Columbia. Management believes that as result the vacancy rate will decrease. The Company does not anticipate any significant increase in maintenance and operating expenses.

The Company's Plan of Operation for its SSA subsidiary is to continue development of the Web-Retriever site with preliminary beta testing to begin in December, 1999 with full beta testing by March, 2000. The Company has projected the site to be fully operational by April, 2000. The anticipated expenses for the preliminary beta testing include $60,000 for computer systems, $3,000 for a four hour power supply system, $75,000 to purchase data bases for use in the site, $28,000 for programmers, web page designers and other technical personnel and $10,000 for high speed communications lines, rent and other expenses. The anticipated expenses for the full beta testing are an additional $56,000 for programmers, web page designers and other technical personnel and $18,000 for high speed communications lines, rent and other expenses. Upon achieving full technical operations, the Company anticipates that a multi-media marketing campaign to promote the site will require $5,000,000 to $10,000,000. The Company is committed to provide $1,250,000 of working capital to SSA in $40,000 weekly increments since July, 1999. The Company has provided SSA with $610,000 in capital through November 15, 1999.

The Company has incurred operating losses since inception. The continuation of the Company is dependent upon the continuing financial support of its creditors and stockholders and obtaining long term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $3 to $5 million within the upcoming twelve months. There are, however, no assurances that any such activity will generate funds that will be available for operations. Accordingly, the Company's financial statements contain note disclosure describing the circumstances that lead there to be doubt over its ability to continue as a going concern. The Company's auditors have also commented in this regard in their comments by auditor for U.S.readers on Canada
- US reporting differences in connection with their audit of July 31, 1999 financial statements in this regard.


Liquidity
---------

The Company has funded its operations during the three months ended October 31, 1999 through internally generated revenues and loans from the Company's directors ($45,095) and non-recourse advances from unaffiliated third parties in the amount of $492,460. These funds have been advanced in contemplation of a future offering of the Company's common stock. The Company has recorded this amount as a long term liability though there are no terms of repayment, interest accruing or security interest attached to the liability. The Company anticipates conducting a private placement or public offering of its securities to fund the SSA Plan of Operations.

The Company also expended $137,895 for the repurchase of 100,000 shares of common stock pursuant to the August 31, 1999 Amendment to the December 1, 1998 agreement whereby the Company acquired its Mountain View Mobile Home Park from 514592 BC Ltd. The Company has also recorded $139,954 as restricted cash which is payable to certain shareholders of 514592 BC Ltd., in March, 2000.


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

Part II - Other Information
===========================


Item 1 - Legal Proceedings:
--------------------------
The Company's subsidiary, SSA Coupon Ltd., is a defendant in a action filed in the Supreme Court of British Columbia in October 1999, by Trevor Kray. The action also names Maurice Simpson, William Murray and Dana Shaw as defendants. The action claims a breach of contract by the Defendants and seeks unspecified damages. Trevor Kray was a consultant engaged by SSA Coupon, Ltd., to assist it with corporate development and financing. The Company believes that the action has no merit and intends to vigorously defend the action. On November 17, 1999, SSA Coupon Ltd., commenced an action against Trevor and Shannon Kray and Kray & Company Consulting ("the Krays") alleging misappropriation and conversion to their personal use of approximately $235,000 advanced to them as consultants on behalf of SSA Coupon Ltd. It is also alleged the Krays misrepresented the amount of funding provided by a financier on behalf of SSA Coupon and thus caused delays in the development and completion of SSA Coupon Ltd., projects. SSA Coupon Ltd., seeks compensation for monies misappropriated by the Krays as well as general damages. Management does not expect that the outcome of these legal proceedings could have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 2. - Changes in Securities:
--------------------------------
On August 30, 1999, the Company entered into an Agreement on Principal Terms with Maurice Simpson, William Murray and Dana Shaw (the SSA Majority Shareholders) to acquire their shares representing 80% of the outstanding common stock of SSA in exchange for 19,000,000 shares of the Company's restricted common stock. The Share Exchange Agreement was executed on September 29, 1999 and closed on November 3, 1999.

With respect to the sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited investors who were provided all of the current public information available on the Company.


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


FOREST GLADE INTERNATIONAL, INC.

Dated: December 21, 1999

/s/ WAYNE LOFTUS
----------------------------
    Wayne Loftus, President


/s/  GIL RAHIER
----------------------------------------
     Gil Rahier, Chief Financial Officer