Form 10QSB
period 2000-01-31
FOREST GLADE INTERNATIONAL INC
filed 2000-03-27
CIK 1070371

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2000

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

                         Commission file number: 0-25151

                         FOREST GLADE INTERNATIONAL INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 10, 2000 the Registrant had 39,116,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
Item 1   Financial Statements.

      Consolidated Interim Balance Sheets -
        January 31, 2000 and July 31, 1999

      Consolidated  Interim  Statements of Operations -
        Six months and three months ended January 31, 2000 and 1999

      Consolidated  Interim  Statement of changes in Stockholders' Equity -
        Six  months ended January 31, 2000

      Consolidated Interim Statements of Cash Flow -
        Six months ended January 31, 2000 and 1999

      Notes to Consolidated Interim Financial Statements

                                                 Forest Glade International Inc.
                                             Consolidated Interim Balance Sheets
--------------------------------------------------------------------------------

                                                     January 31          July 31
                                                           2000         1999 (a)
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets


Current
  Cash                                             $     73,649        $  49,725
  Prepaid expenses and deposits (Note 5)                230,642            4,174
                                                   ------------        ---------
                                                        304,291           53,899

Restricted cash (Note 2)                                142,515                -
Property and equipment                                1,105,105            3,448
Software development costs (Note 3)                     129,531                -
Goodwill, net of accumulated amortization
     of $18,868 and $Nil                                358,500                -
                                                   ------------        ---------
                                                    $ 2,039,942        $  57,347
================================================================================
Liabilities and Stockholders' Equity (Deficit)

Liabilities


Current
  Accounts payable and accrued liabilities         $    184,392        $ 117,635
  Unearned revenue and deposits                          13,863                -
  Due to stockholders                                   116,559                -
  Current portion of long-term debt                      22,814                -
                                                   ------------        ---------
                                                        337,628          117,635

Long-term debt                                          435,420                -
Deferred income taxes                                   156,849                -
Advances for stock subscriptions                        417,814                -
                                                     ----------          -------
                                                      1,347,711          117,635
                                                     ----------          -------
Stockholders' equity (deficit)
 Capital stock
  Authorized
    200,000,000 common shares, par value $0.001
  Issued
    38,110,000 (July 31, 1999 - 19,000,000)
    common shares                                        38,110           19,000
  Additional paid-in capital                          1,405,590          156,066
  Accumulated deficit                                  (746,878)       (235,354)
  Accumulated other comprehensive loss - foreign currency
    translation losses                                   (4,591)               -
                                                      ---------         --------
                                                        692,231         (60,288)
                                                      ---------         --------
                                                $     2,039,942      $    57,347
================================================================================

a) Represents the financial position of SSA Coupon Ltd. (Note 2)

      See accompanying notes to consolidated interim financial statements.

                                                 Forest Glade International Inc.
                                   Consolidated Interim Statements of Operations
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                         Three months ended           Six months ended
                                              January 31                 January 31
                                         2000          1999 (a)     2000       1999 (a)
Revenue
  Property rentals                $    34,381        $      -   $ 34,381     $      -

Expenses
  Administration                       70,019          23,940    115,682       23,940
  Advertising and promotion            70,729               -     82,878            -
  Amortization and depreciation        42,322               -     42,322            -
  Investor relations                  139,000               -    139,000            -
  Professional fees                    45,588               -     45,588          840
  Property management                  16,793               -     16,793            -
  Research and development                  -          11,970          -       11,970
                                      -------        --------    -------      -------
                                      384,451          35,910    442,263       36,750
                                      -------        --------    -------      -------
                                     (350,070)        (35,910)  (407,882)     (36,750)

Write-down of advances (Note 4)             -               -    (95,235)           -
Interest on long-term debt            (11,047)              -    (11,047)           -

Loss before income taxes             (361,117)        (35,910)  (514,164)     (36,750)

Income tax recovery - deferred          2,640               -      2,640            -

Net loss for the period         $    (358,477)    $   (35,910) $(511,524)   $ (36,750)
=====================================================================================

Loss per share                  $       (0.01)    $         -  $   (0.02)   $       -
=====================================================================================
Weighted average shares
     outstanding                   37,310,435      19,000,000 28,155,217   19,000,000
=====================================================================================

a) Represents the results of operations of SSA Coupon Ltd.


      See accompanying notes to consolidated interim financial statements.

                                                 Forest Glade International Inc.
              Consolidated Interim Statements of Changes in Stockholders' Equity
                                                                     (Unaudited)

For the six-month period ended January 31, 2000
--------------------------------------------------------------------------------

                                                                                    Accumulated
                                                                                        Foreign            Total
                                                     Additional                        Currency     Stockholders'
                                Common Stock            Paid-in      Accumulated    Translation           Equity
                              Shares     Amount         Capital          Deficit         Losses         (Deficit)

Balance, August 1, 1999
 -SSA Coupon Ltd.                100   $     66      $  175,000      $  (235,354)   $         -     $    (60,288)

Adjustment for the issuance
 of common stock on reverse
 acquisition              18,999,880     18,934         (18,934)               -              -                -
                          ----------  ---------      ----------      -----------    -----------    -------------
                          19,000,000     19,000         156,066         (235,354)             -          (60,288)

Issuance of common stock
 by SSA Coupon Ltd. prior
 to acquisition                    -          -              14                -              -               14

Adjustment for the
 stockholders' equity of
 the Company at the
 acquisition date         17,800,000     17,800        (193,080)               -              -         (175,280)

Issuance of common stock
 on exercise of stock
 options                   1,210,000      1,210       1,317,690                -              -        1,318,900

Issuance of common stock
 for services                100,000        100         124,900                -              -          125,000
                          ----------     ------       ---------         --------       --------        ---------
                                                                        (235,354)             -        1,208,346
                                                                        --------       --------        ---------

Net loss for the period                                                 (511,524)             -         (511,524)

Foreign currency translation
 adjustments                                                                   -         (4,591)          (4,591)
                                                                         -------        -------         --------
Total comprehensive loss                                                (511,524)        (4,591)        (516,115)
                                                                         -------        -------         --------
Balance, January 31, 2000  38,110,000  $ 38,110      $1,405,590      $  (746,878)   $    (4,591)     $   692,231
================================================================================================================


      See accompanying notes to consolidated interim financial statements.

                                                 Forest Glade International Inc.
                                   Consolidated Interim Statements of Cash Flows
                                                                     (Unaudited)

For the six-month periods ended January 31                 2000         1999 (a)
--------------------------------------------------------------------------------
Cash provided (used) by

Operating activities
  Net loss for the period                   $          (511,524)  $     (36,750)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Amortization and depreciation                       42,322                -
     Deferred income tax recovery                        (2,640)               -
 (Increase) decrease in assets
   Prepaid expenses and deposits                         (4,025)               -
  Increase (decrease) in liabilities
   Unearned revenue and deposits                         11,411                -
   Accounts payable and accrued liabilities             (14,801)          36,750
                                                        -------           ------
                                                       (479,257)               -
Investing activities
  Software development costs                           (129,531)               -
  Cash acquired on reverse acquisition
    of SSA Coupon Ltd.                                  145,757                -
  Purchase of property and equipment                   (126,340)               -
                                                       --------           ------
                                                       (110,114)               -
                                                       --------           ------
Financing activities
  Repayment of long-term debt                            (5,630)               -
  Advances for common stock and stock
    subscriptions                                       766,000                -
  Repayment of advances from directors                  (7,519)                -
                                                        -------            -----
                                                        752,851                -
                                                        -------            -----
Increase in cash for the period                         163,480                -

Effect of foreign exchange on cash                        2,959                -

Cash, beginning of period                                49,725                -
                                                        -------            -----
Cash, end of period                        $            216,164                -
================================================================================
(a) Represents the cash flows of SSA Coupon Ltd. (Note 2)



      See accompanying notes to consolidated interim financial statements.

                                                 Forest Glade International Inc.
                          Notes to the Consolidated Interim Financial Statements
                                                                     (Unaudited)



January 31, 2000 and 1999
--------------------------------------------------------------------------------
1.  Basis of Presentation

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

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 1999 and notes thereto included in the Company's 10-KSB annual report and in the Form 8-K current report filed in respect of the Company's acquisition of SSA Coupon Ltd. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2000, the Company has recognized minimal revenues and has accumulated operating losses of $746,878 since its inception. The continuation of the Company is dependent upon the successful completion of development of the Company's web-site, fetchomatic.com, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. The Company intends to raise new equity financing of approximately $3 to $5 million within the upcoming year. Amounts raised will be used to continue development of the Company's website, to provide financing for the marketing and promotion of its site, to secure products and for other working capital purposes including operational hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.   Business Acquisitions

a) On November 3, 1999, the Company closed the share exchange agreement with the shareholders of SSA Coupon Ltd. ("SSA"), a company that was incorporated in British Columbia, Canada on September 24, 1998 for the purpose of developing, exploiting and marketing a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. The Company acquired 100% of the issued and outstanding shares of SSA in exchange for 19 million restricted shares of the Company's common stock. Restrictions on these shares will be removed at the rate of 10% each year after their issuance. Additionally, the Company has agreed to pay, or cause SSA to pay to the three founding shareholders of SSA, in perpetuity, royalties aggregating to 7% of the gross revenues of SSA and/or the Company relating to the technology created by SSA. Such royalties will be paid on a quarterly basis.

     Effective as of the closing date, the transaction was accounted for using the purchase method of accounting as applicable for reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of this acquisition are presented as a continuation of SSA. The operations of Forest Glade are consolidated with those of SSA from the date of acquisition. The fair value of the net assets of the Company at November 3, 1999 was as follows:

     Current assets                                        $        9,440
     Property and equipment and other long-term assets          1,652,326
                                                                ---------
                                                                1,661,766
     Current liabilities                                         (274,421)
     Deferred income taxes                                       (156,843)
     Long-term debt                                            (1,607,870)
                                                               ----------
     Goodwill                                              $     (377,368)
                                                               ==========

     Goodwill is amortized on a straight-line basis over five years. The value assigned to the common stock issued on the transaction was $Nil based on the estimated fair value of the net assets of the Company at the acquisition date.

b) On December 1, 1998, the Company acquired beneficial control of certain assets and liabilities comprising the Mountain View Park (the "Park") in British Columbia, Canada, from 514592 BC Ltd. a company 50% controlled by a director of the Company in exchange for the issuance of 200,000 shares of common stock.

     The acquisition was accounted for using the purchase method. On August 31, 1999, the terms of the acquisition were amended such that the Company acquired the shares of 514592 BC Ltd. as opposed to the assets. As part of the acquisition agreement, the Company repurchased and cancelled 100,000 shares of common stock previously issued to two stockholders controlling 50% of the common stock of 514592 BC Ltd. in exchange for approximately $287,000. 50% of the repurchase price was paid on closing with the balance due without interest on March 2, 2000. Cash advanced to the Company and put in trust to settle the balance due in March 2000 is recorded as "restricted" on the Balance Sheet.

     The summarized unaudited pro-forma results of operations set forth below for the six-month periods ended January 31, 2000 and 1999 assume that the above acquisitions occurred as of August 1, 1998 and include expenses for amortization of goodwill and property and equipment acquired.


                                                           January 31
                                                       2000          1999
                                                ---------------------------
Revenue                                         $    63,399      $  60,491
Pro-forma net loss                              $  (771,451)      (311,557)
Pro-forma net loss per common share             $     (0.02)     $       -



--------------------------------------------------------------------------------
3.  Software Development Costs

     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct internal and external costs associated with the development of the features, content and functionality of the Company's internet software, incurred during the application development stage, will be capitalized and amortized over the estimated useful life of three years once development is complete.

     During the period prior to July 31, 1999, SSA carried out procedures in the preliminary project stage including the research and evaluation of ideas and determination of an implementation plan as well as certain activities relating to the application software development. The Company commenced the capitalization of costs associated with software development on August 1, 1999.

4.   Contingent Liability

     SSA, along with its three founding stockholders, was the defendant in an action filed in the Supreme Court of British Columbia in October 1999 by a former consultant to the Company. The action claimed breach of contract and sought unspecified damages. On November 17, 1999, the Company commenced an action against the consultant seeking compensation for $235,000 allegedly misappropriated by the consultant as well as general damages.

     Amounts advanced by the Company subsequent to July 31, 1999 to the consultant and not received by SSA totaling $95,235 were written off in the first quarter.


--------------------------------------------------------------------------------

5. Prepaid Expenses

     In December 1999, the Company entered into a promotional agreement with a company for a one-year term in exchange for 175,000 shares of common stock plus 200,000 warrants to purchase common stock. 100,000 of the warrants are exercisable at a price of $1.09 with the balance exercisable at $3 for a four-year period. The expenses are amortized to the Statement of Operations over the term of the contract. The value assigned to the common stock based on the trading price of the stock on the agreement date was $218,750. 100,000 shares of common stock were issued by the Company while a stockholder provided 75,000 shares to satisfy the balance. Amounts repayable to the stockholder are due on a non-interest bearing basis.


--------------------------------------------------------------------------------

6. Supplemental Cash Flow Information

     Required disclosures of supplemental information on the Statements of Cash Flows include:

     (a) Supplemental disclosure of non-cash investing and financing activities:


                                                         2000               1999
                                                   -----------------------------
i)   issuance of common stock in satisfaction of
     promotional expenses, including obligation to
     stockholder (Note 5).                         $  218,750       $          -

ii)  acquisition  of the  shares of SSA in
     exchange  for 19  million  shares of
     common stock.                                 $        -       $          -

b) Cash consists of:
                                                         2000               1999
                                                    ----------------------------
Cash                                                $   73,649       $         -
Restricted cash                                        142,515                 -
                                                    ----------       -----------
                                                    $  216,164       $         -
                                                    ==========       ===========

c) Interest paid for the six-month periods ended January 31, 2000 and 1999 was $7,047 and $Nil.


--------------------------------------------------------------------------------


7. Stock Options

     On November 5, 1999 the Company adopted its 1999 Stock Option Plan to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan shall not exceed 5 million. Under the Plan, the Company's Board of Directors determines the exercise price and terms of the options not, however, to exceed five years from the date of grant.

     The Company granted 4.7 million options during the period at an exercise price of $1.09 per share. During the period, 1,210,000 options were exercised for total proceeds of $1,318,900. Subsequent to January 31, 2000, a further 1,006,000 options were exercised.

     Proceeds received in advance of the exercise of stock options are presented as a long-term liability on the Balance Sheet.

8. Segmented Information

     The Company is primarily involved in the development of an internet website. Prior to the acquisition of SSA, the Company's sole business was the operation of a mobile home park in Sparwood, British Columbia. Information on reportable business segments is as follows:


                                                       2000                            1999
                                        ----------------------------------------------------
                                        Software      Mobile Home                   Software
                                     Development             Park      Total     Development
                                    ---------------------------------------------------------

Revenue                            $           -     $   34,381     $ 34,381     $        -
Segmented expenses
  Operating and administrative          (274,759)       (16,793)    (291,552)       (36,750)
  Interest                                     -        (11,047)     (11,047)             -
  Depreciation of capital
    assets                                (9,659)       (13,795)     (23,454)             -
                                        --------     ----------     --------     -----------
Segmented loss                      $   (284,418)   $    (7,254)  $ (291,672)    $  (36,750)
                                        ========     ==========     ========     ===========

Total Assets                        $    484,362    $ 1,004,792   $ 1,489,154         57,347
Capital expenditures                $    248,806    $     7,065   $   255,871    $         -

Reconciliations of net loss for the period and assets from reportable segments are as follows:


                                                           2000            1999
                                                     ---------------------------
Segment loss                                         $ (291,672)    $   (36,750)
Expenses not allocated to segments
  Corporate expenses                                   (203,624)              -
  Deferred income taxes                                   2,640               -
  Amortization of goodwill                              (18,868)              -
                                                     ----------      -----------
Net loss for the period                              $ (511,524)    $   (36,750)
                                                     ==========      ===========
Assets from reportable segments                      $1,489,154     $    57,347
Assets not allocated to segments
  Goodwill                                              358,500               -
  Other corporate                                       192,288               -
                                                      ---------       ----------
Total assets                                         $2,039,942     $    57,347
                                                     ==========     ============

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

Item 2 - Management's Discussion and Analysis or Plan of Operation.


The following should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report. On November 3, 1999, the Company completed a share exchange agreement with the stockholders of SSA Coupon Ltd. ("SSA") to acquire 100% of the issued and outstanding shares of SSA in exchange for 19 million shares of restricted common stock. Prior to November 3, 1999, the Company had a 20% interest in SSA, but was the only stockholder with an obligation to fund the operations of SSA. SSA was incorporated in British Columbia, Canada on September 28, 1998 for the purpose of the development of a web-site containing an Internet search engine under the name of fetchOmatic.com. Prior to the initial investment by the Company in July 1999, SSA had undertaken early stage research and development of the web-site. Subsequent to the investment by the Company, SSA has further developed the web-site and has released version 1.0 for beta testing. Management expects the web-site to be fully operational in April 2000.

The share exchange with the stockholders of SSA has been accounted for as a reverse acquisition since, at the conclusion of the share exchange, the former stockholders of SSA controlled the Company. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange are presented as a continuation of SSA, consistent with a change of the primary business focus from trailer park rentals to web-site development. Accordingly, the operations of Forest Glade International Inc. are consolidated with those of SSA from date of acquisition. The value assigned to the common stock issued on reverse acquisition of SSA was $Nil based on the estimated fair values of the net assets of Forest Glade International Inc. at the date of acquisition.

Results of Operations

The Company incurred a net loss of $511,524 for the six-month period ended January 31, 2000. Some significant components to the composition of the loss for the six-month period were:

- Administration expenses of $115,682, consisting of fees to administrative personnel and rent on the Company's premises in Prince George and Delta, British Columbia;

- Advertising an promotion of $82,878, consisting of various marketing efforts with respect to the Company's fetchOmatic search engine;

- Amortization and depreciation of $42,322, including $18,868 of goodwill amortization, arising out the share exchange agreement;

- Investor relation fees of $139,000, including various payments made to entities to expose the Company to potential investors. The Company's stock was first listed on the NASD OTC:BB in July 1999 so expenditures have been incurred since to create awareness of the Company in the markets;

- Professional fees of $45,588, consisting of legal and accounting services provided to the Company including fees in connection with litigation. See
     Part II, Item 1 "Legal Proceedings";

- Write-down of advances of $95,235, consisting of amounts advanced to a consultant by the Company for which the Company alleged misappropriation of funds for personal use. See Part II; Item 1 "Legal Proceedings".

Revenue totaling $34,381 was generated from rentals at the Company's mobile home park in Sparwood, British Columbia for the period from November 3, 1999 to January 31, 2000.


Plan of Operation

The Company's plan of operation is to continue the development of the Company's fetchOmatic web-site and commence full operation of the web-site. Anticipated expenses for the next three months in connection with the development are approximately $225,000 for programmers, web page designers and other technical personnel. Other anticipated expenses of $225,000 include further investments in computer hardware, telecommunication lines and other administrative charges. Upon achieving full technical operations, the Company anticipates that a full multi-media marketing campaign to promote the site will require $5-10 million. It is management's intention to raise $3-5 million of equity financing in the upcoming year to fund the ongoing expenditures of the Company.

The Company has incurred operating losses since inception. The continuation of the Company is dependent upon the continuing financial support of its creditors and stockholders and long term financing as well as the successful development of its web-site and achieving a profitable level of operations. There are, however, no assurances that any such activity will generate funds that will be available for operations. Accordingly, the Company's financial statements contain note disclosure describing the circumstances that lead there to be doubt over its ability to continue as a going concern. The Company's auditors have also expressed a reservation of their opinion on the July 31, 1999 financial statements in this regard.

Liquidity

The Company's principal capital requirements to date have been to fund the development of the Company's fetchOmatic search engine. Net cash used in operating  activities  for the  six-month  period  ended  January  31,  2000 was
$479,257. Net cash used in investing activities during the six-month period ended January 31, 2000 was $110,114, consisting of $129,531 directly spent in the development of the fetchOmatic web-site and $126,340 for the acquisition of fixed assets, primarily computer equipment. Net cash used in investing activities was reduced by $145,757 as a result of cash on hand of Forest Glade International Inc. existing as of the acquisition date with SSA. The Company's primary financing activity to date has been the receipt of advances in exchange for future issuances of common stock. For the six-month period ended January 31, 2000, the Company received $766,000 by way of such advances consisting of $411,000 of funds advanced during the period subsequent to acquisition and $355,000 advanced from Forest Glade International Inc. to SSA during the first quarter of the 2000 fiscal year. In December and January, the Company issued 1,317,690 shares of common stock pursuant to the exercise of stock options. Additionally, 100,000 shares were issued from treasury to a company to provide promotional services over the next twelve months, along with 75,000 shares loaned by a stockholder. The value assigned to the services based on the trading price of the common stock on the date of the transactions was $218,750. The cost of such services are deferred and amortized to the statement of operations on a straight-line basis over the one-year term of the contract.

The net increase in cash for the six-month period ended January 31, 2000 was $163,480. Cash includes $142,515 in respect to amounts in trust to settle a promissory note in March 2000 in connection with the acquisition of the mobile home park.

Part II - Other Information
Item 1 - Legal Proceedings:

The Company's subsidiary, SSA Coupon Ltd., was a defendant in a action filed in the Supreme Court of British Columbia in October 1999, by Trevor Kray. The action also named Maurice Simpson, William Murray and Dana Shaw as defendants. The action claimed a breach of contract by the Defendants and sought unspecified damages. Trevor Kray was a consultant engaged by SSA Coupon Ltd., to assist it with corporate development and financing. On November 17, 1999, SSA Coupon Ltd., commenced an action against Trevor and Shannon Kray and Kray & Company Consulting ("the Krays") alleging misappropriation and conversion to their personal use approximately $235,000 advanced to them as consultants on behalf of SSA Coupon Ltd. It is also alleged the Krays misrepresented the amount of funding provided by a financier on behalf of SSA Coupon and thus caused delays in the development and completion of SSA Coupon Ltd., projects. SSA Coupon Ltd., sought compensation for monies misappropriated by the Krays as well as general damages.

In February 2000, the Company entered into a settlement agreement with the Krays which resulted in dismissal of both actions. Trevor Kray agreed to return 100,000 shares of the Company's common stock to the Company. No other payments were required by the settlement agreement.

Item 2. - Changes in Securities:     None
Item 3. - Default Upon Senior Securities:     None
Item 4. - Submission of Matters to a Vote of Security Holders: None
Item 5. - Other Information:  None
Item 6. - Exhibits and Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST GLADE INTERNATIONAL INC.

Dated: March 24, 2000

/s/ WAYNE LOFTUS
----------------
Wayne Loftus, President

/s/ GIL RAHIER
--------------
Gil Rahier, Chief Financial Officer