Form 10QSB
period 2000-04-30
FOREST GLADE INTERNATIONAL INC
filed 2000-06-19
CIK 1070371

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000
                                                 --------------

                                       OR

     /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                           Commission File No. 0-25151
                                               -------

                        Fetchomatic Global Internet Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                         52-212549
           ------                                         ---------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation of organization)

444 Victoria Street, Suite 370, Prince George, British Columbia, Canada  V2L 2J7
-----------------------------------------------------------------------  -------
   (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code: (250) 564-6868

                         Forest Glade International Inc.
                         -------------------------------
         (Former name or former address, if changed since last report.)

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X                 No ___

      As of June 1, 2000, there were issued and outstanding 49,568,500 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                Transitional small business disclosure format

                              Yes ___    No X

                        Fetchomatic Global Internet Inc.
                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                           PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                              2

            Notes to Consolidated Financial Statements                        7

Item 2.     Management's Discussion and Analysis                             14

PART II     OTHER INFORMATION                                                18

Item 1.     Legal Proceedings                                                18

Item 2.     Changes in Securities                                            19

Item 3.     Defaults Upon Senior Securities                                  19

Item 4.     Submission of Matters to a Vote of Security Holders              19

Item 5.     Other Information                                                19

Item 6.     Exhibits and Reports on Form 8-K                                 20

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              FetchOmatic Global Internet Inc.
                              (formerly Forest Glade International Inc.)
                              (A Development Stage Company)
                              Consolidated Interim Financial Statements
                              For the Nine-Month Period Ended
                              April 30, 2000


--------------------------------------------------------------------------------

                                                                        Contents

Consolidated Interim Financial Statements

   Balance Sheets

   Statements of Operations

   Statement of Changes in Stockholders' Equity (Deficit)

   Statements of Cash Flows

   Notes to the Financial Statements

                                              FetchOmatic Global Internet Inc.
                                    (formerly Forest Glade International Inc.)
                                                 (A Development Stage Company)
                                                   Consolidated Balance Sheets


                                                         April 30       July 31
                                                             2000      1999 (a)
--------------------------------------------------------------------------------
                                                      (Unaudited)
Assets

Current
  Cash                                               $    208,344  $     49,725
  Prepaid expenses and deposits (Note 6)                  336,271         4,174
                                                   -----------------------------

                                                          544,615        53,899

Property and equipment                                    144,396         3,448
Software development costs (Note 4)                       284,598             -
Net assets held for sale (Note 3)                         233,298             -
                                                   -----------------------------

                                                    $   1,206,907  $     57,347
================================================================================


Liabilities and Stockholders' Equity (Deficit)

Liabilities

Current
  Accounts payable                                   $    160,816  $    117,635
  Accrued expenses                                        598,279             -
  Due to stockholders                                      42,590             -
                                                   -----------------------------

                                                          801,685       117,635
                                                   -----------------------------

Stockholders' equity (deficit)
  Capital stock
    Authorized
      200,000,000 common shares, par value $0.001
    Issued
      40,756,000 (July 31, 1999 - 19,000,000)
      common shares                                        40,756        19,000
   Additional paid-in capital                           8,279,884       156,066
   Accumulated deficit                                 (6,646,464)     (235,354)
   Accumulated other comprehensive losses -foreign
    Currency translation                                   (7,097)            -
                                                   -----------------------------

                                                        1,667,079       (60,288)

   Stock subscriptions receivable                      (1,261,857)            -
                                                   -----------------------------

                                                          405,222       (60,288)
                                                   -----------------------------

                                                    $   1,206,907  $     57,347
================================================================================

a) Represents the financial position of FetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.)



  See the accompanying notes to the consolidated interim financial statements.

================================================================================

                                              FetchOmatic Global Internet Inc.
                                    (formerly Forest Glade International Inc.)

                                                 (A Development Stage Company)

                                 Consolidated Interim Statements of Operations
                                                                   (Unaudited)





                                                                     Three months ended                           Nine months ended
                                                                          April 30                                    April 30
                                                              ----------------------------------------------------------------------
                                                                         2000          1999 (a)               2000         1999 (a)
------------------------------------------------------------------------------------------------------------------------------------

Expenses

  Administration                                                 $     54,730      $     23,940      $      98,341     $     35,910
  Advertising and promotion                                           613,398                 -            696,276                -
  Depreciation                                                         11,521                 -             21,180                -
  Investor relations (including stock option compensation
    of $3,800,000) (Note 8)                                           611,939                 -          4,550,939                -
  Management fees                                                     256,341                 -            309,206                -
  Professional fees                                                    30,560                 -             70,694              840
  Research and development                                                  -            11,970                  -           17,955
                                                              ----------------------------------------------------------------------

                                                                    1,578,489            35,910          5,746,636           54,705

Write-down of advances (Note 5)                                             -                 -             95,235                -
                                                              ----------------------------------------------------------------------

Loss from continued operations                                     (1,578,489)          (35,910)        (5,841,871)         (54,705)

Loss from discontinued operations, net of tax (Note 3)               (521,097)                -           (569,239)               -
                                                              ----------------------------------------------------------------------

Net loss for the period                                          $ (2,099,586)     $    (35,910)     $  (6,411,110)   $     (54,705)
====================================================================================================================================

Loss per share - basic and diluted
  From continued operations                                      $      (0.04)     $      (0.00)     $       (0.18)   $       (0.00)
  Discontinued operations (Note 3)                                      (0.01)                -              (0.02)               -
                                                              ----------------------------------------------------------------------

  After discontinued operations                                  $      (0.05)     $      (0.00)     $       (0.20)   $       (0.00)
====================================================================================================================================

Weighted average shares outstanding                                39,403,067        19,000,000         31,849,766       19,000,000
====================================================================================================================================



                                                                        Period from
                                                                       September 24
                                                                               1998
                                                                        (Inception)
                                                                        to April 30
                                                                               2000
-----------------------------------------------------------------------------------

Expenses

  Administration                                                      $     178,074
  Advertising and promotion                                                 696,276
  Depreciation                                                               21,180
  Investor relations (including stock option compensation
    of $3,800,000) (Note 8)                                               4,550,939
  Management fees                                                           309,273
  Professional fees                                                          71,534
  Research and development                                                   39,900
                                                              ---------------------

                                                                          5,867,176

Write-down of advances (Note 5)                                             210,049
                                                              ---------------------

Loss from continued operations                                           (6,077,225)

Loss from discontinued operations, net of tax (Note 3)                     (569,239)
                                                              ---------------------

Net loss for the period                                             $    (6,646,464)
===================================================================================

Loss per share - basic and diluted
  From continued operations
  Discontinued operations (Note 3)


  After discontinued operations
==============================================================

Weighted average shares outstanding
==============================================================



a) Represents the results of operations of FetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.)


  See the accompanying notes to the consolidated interim financial statements.

================================================================================

                                                FetchOmatic Global Internet Inc.
                                      (formerly Forest Glade International Inc.)
                                                   (A Development Stage Company)

     Consolidated Interim Statement of Changes in Stockholders' Equity (Deficit)
                                                                     (Unaudited)

For the nine-month period ended April 30, 2000



                                                                      Common Shares                Additional
                                                             ---------------------------------        Paid-in      Accumulated
                                                                      Number           Amount         Capital          Deficit
                                                             ---------------- ---------------- --------------- ----------------

Balance, August 1, 1999 - SSA Coupon Ltd.                                100        $      66     $   175,000     $   (235,354)

Adjustment for the issuance of common stock on reverse
 Acquisition                                                      18,999,900           18,934         (18,934)               -
                                                             ---------------- ---------------- --------------- ----------------

                                                                  19,000,000           19,000         156,066         (235,354)

Issuance of common stock by SSA Coupon Ltd. prior to
 Acquisition                                                               -                -              14                -

Adjustment for the stockholders' equity of the Company
 at the acquisition date                                          17,800,000           17,800        (193,080)               -

Stock option compensation (Note 8)                                         -                -       3,800,000                -

Issuance of common stock on exercise of stock options at
$1.09 per share (Note 8)                                           3,856,000            3,856       4,199,184                -

Issuance of common stock for services in January 2000 at
$1.25 per share (Note 6)                                             100,000              100         124,900                -

Issuance of warrants for services (Note 6)                                 -                -         192,800                -
                                                             ---------------- ---------------- --------------- ----------------

                                                                  40,756,000           40,756       8,279,884         (235,354)
                                                             ---------------- ---------------- --------------- ----------------

Net loss for the period                                                    -                -               -       (6,411,110)

Foreign currency translation adjustments                                   -                -               -                -
                                                             ---------------- ---------------- --------------- ----------------

    Total comprehensive loss                                               -                -               -       (6,411,110)
                                                             ---------------- ---------------- --------------- ----------------

Balance, April 30, 2000                                           40,756,000      $    40,756    $  8,279,884    $  (6,646,464)
============================================================ ================ ================ =============== ================


                                                                 Accumulated
                                                                       Other                               Total
                                                               Comprehensive     Subscriptions     Stockholders'
                                                                      Income        Receivable  Equity (Deficit)
                                                             ---------------- ----------------- ----------------

Balance, August 1, 1999 - SSA Coupon Ltd.                         $        -        $        -    $    (60,288)

Adjustment for the issuance of common stock on reverse
 Acquisition                                                               -                 -               -
                                                             ---------------- ----------------- ---------------

                                                                           -                 -         (60,288)

Issuance of common stock by SSA Coupon Ltd. prior to
 Acquisition                                                               -                 -              14

Adjustment for the stockholders' equity of the Company
 at the acquisition date                                                   -                 -        (175,280)

Stock option compensation (Note 8)                                         -                 -       3,800,000

Issuance of common stock on exercise of stock options at
$1.09 per share (Note 8)                                                   -        (1,261,857)      2,941,183

Issuance of common stock for services in January 2000 at
$1.25 per share (Note 6)                                                   -                 -         125,000

Issuance of warrants for services (Note 6)                                 -                 -         192,800
                                                             ---------------- ----------------- ---------------

                                                                           -        (1,261,857)      6,823,429
                                                             ---------------- ----------------- ---------------

Net loss for the period                                                    -                 -      (6,411,110)

Foreign currency translation adjustments                              (7,097)                -          (7,097)
                                                             ---------------- ----------------- ---------------

    Total comprehensive loss                                          (7,097)                -      (6,418,207)
                                                             ---------------- ----------------- ---------------

Balance, April 30, 2000                                        $      (7,097)   $   (1,261,857)   $    405,222
============================================================ ================ ================= ===============


  See the accompanying notes to the consolidated interim financial statements.

================================================================================

                                                FetchOmatic Global Internet Inc.
                                      (formerly Forest Glade International Inc.)
                                                   (A Development Stage Company)
                                    Consolidated Interim Statements of Cash Flow
                                                                     (Unaudited)

                                                                                    Period from
                                                                                   September 24
                                                                                           1998
                                                         Nine months ended          (Inception)
                                                              April 30              to April 30
                                                    -----------------------------
                                                        2000         1999 (a)              2000
-----------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Net loss for the period                            $ (6,411,110)    $  (54,705)  $ (6,646,464)
  Adjustments  to  reconcile  net loss to net cash
     used in operating activities
       Amortization and depreciation                       86,543              -         86,543
       Write-off of goodwill                              339,632              -        339,632
       Loss on disposal of property and equipment         301,488              -        301,488
       Deferred income tax recovery                      (158,105)              -      (158,105)
       Stock option compensation                        3,800,000              -      3,800,000
   (Increase) decrease in assets
      Prepaid expenses and other                           75,279              -         71,105
    Increase (decrease) in liabilities
      Accounts payable                                    (37,712)        54,705         79,923
      Accrued expenses                                    578,279              -        578,279
                                                    -------------- -------------- --------------

                                                       (1,425,706)              -    (1,547,599)
                                                    -------------- -------------- --------------
Investing activities
  Software development costs                             (284,598)              -      (284,598)
  Cash acquired on reverse acquisition of SSA
    Coupon Ltd.                                           145,757              -        145,757
  Purchase of property and equipment                     (173,028)              -      (176,476)
                                                    -------------- -------------- --------------

                                                         (311,869)              -      (315,317)
                                                    -------------- -------------- --------------
Financing activities
  Proceeds on issuance of common stock, net
    of subscriptions receivable (Note 7)                2,051,652              -      2,226,718
  Repayment of advances from directors                     (7,519)              -        (7,519)
  Repayment of note payable on acquisition of
    discontinued operations                              (138,000)              -      (138,000)
  Repayment of long-term debt from discontinued
    Operations                                            (11,260)              -       (11,260)
                                                    -------------- -------------- --------------

                                                        1,894,873              -      2,069,939
                                                    -------------- -------------- --------------

Increase in cash for the period                           157,298              -        207,023

Effect of foreign exchange on cash                          1,321              -          1,321

Cash, beginning of period                                  49,725              -              -
                                                    -------------- -------------- --------------

Cash, end of period                                  $    208,344   $          -   $    208,344
================================================================================================


a) Represents the cash flows of FetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.)


  See the accompanying notes to the consolidated interim financial statements.

================================================================================

                                                FetchOmatic Global Internet Inc.
                                      (formerly Forest Glade International Inc.)
                                                   (A Development Stage Company)
                          Notes to the Consolidated Interim Financial Statements
                                                                     (Unaudited)

April 30, 2000
--------------------------------------------------------------------------------

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

     These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company and the financial statements of SSA Coupon Ltd. for the year ended July 31, 1999 and notes thereto included in the Company's 10-KSB annual report and in the Form 8-K current report filed in respect of the Company's acquisition of SSA Coupon Ltd. The Company follows the same accounting policies in the preparation of interim reports.

     Results of operations for the interim periods are not indicative of annual results.

     Previously, the Company carried on operations in two business segments: the development of an Internet search engine and the operation of a mobile home park. In May 2000, the Company entered an agreement to sell all the assets constituting its mobile home park business. (Note 3) The sale closed in June 2000 and as a result, the Company is solely involved in the development and marketing of a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. In connection with its business focus, the Company changed its legal name to Fetchomatic Global Internet Inc. on June 2, 2000.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at April 30, 2000, the Company has recognized no revenues and has accumulated operating losses from the Internet business of approximately $6,600,000 since its inception. The continuation of the Company is dependent upon the successful completion of development of the Company's web-site, fetchomatic.com, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations.

     Subsequent to April 30, 2000, the Company issued $3.5 million of convertible debentures (Note 9) and plans to raise additional equity capital as necessary to finance the operations and capital requirements of the Company. Amounts raised will be used to continue development of the Company's web-site, to provide financing for the marketing, promotion and launch of its web-site, to secure products and for other working capital purposes including operational hardware and software upgrades. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2. Acquisition of SSA Coupon Ltd.

     On November 3, 1999, the Company closed the share exchange agreement with the stockholders of SSA Coupon Ltd. ("SSA", now renamed Fetchomatic.com Online Inc.), a company that was incorporated in British Columbia, Canada on September 24, 1998 for the purpose of developing, exploiting and marketing a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. The Company acquired 100% of the issued and outstanding shares of SSA in exchange for 19 million restricted shares of the Company's common stock. Restrictions on these shares will be removed at the rate of 10% each year after their issuance. Additionally, the Company has agreed to pay, or cause SSA to pay to the three founding shareholders of SSA, in perpetuity, royalties aggregating to 7% of the gross revenues of SSA and/or the Company relating to the technology created by SSA. Such royalties will be paid on a quarterly basis.

     Effective as of the closing date, the transaction was accounted for using the purchase method of accounting as applicable for reverse acquisitions. Following reverse acquisition accounting, financial statements subsequent to the closing of this acquisition are presented as a continuation of SSA. The operations of the Company are consolidated with those of SSA from the date of acquisition. The fair value of the net assets of the Company at November 3, 1999 was as follows:

     Current assets                                        $      9,440
     Property and equipment and other long-term assets        1,652,326
                                                           -------------

                                                              1,661,766

     Current liabilities                                       (274,421)
     Deferred income taxes                                     (156,843)
     Long-term debt                                          (1,607,870)
                                                           -------------

     Goodwill                                               $  (377,368)
                                                           =============

     Goodwill was being amortized on a straight-line basis over five years. The value assigned to the common stock issued on the transaction was $Nil based on the estimated fair value of the net assets of the Company at the acquisition date. The net book value of goodwill at April 30, 2000 of $339,632 was written off on that date as part of the Company's loss from discontinued operations. (Note 3)

3. Disposal of Mobile Home Park Operations

     On December 1, 1998, as amended on August 31, 1999, the Company acquired 100% of the common shares of 514592 BC Ltd. (a company 50% owned by a director of the Company) the beneficial owner of the assets and liabilities comprising the Mountain View Park (the "Park") in British Columbia, Canada.

     On May 1, 2000, the Company made the decision to dispose of all of the assets constituting its mobile home park business, the sale of which was completed in June 2000. Total proceeds on the sale were approximately $675,000, with $135,000 received on closing, $98,000 due on July 15, 2000 and the balance due in installments of $4,500 per month including interest at prime plus 1% per annum with the balance due on May 15, 2002. The balance due is collateralized by equipment and an unconditional guarantee by the purchaser. Immediately following the sale, the Company transferred the shares of 514592 BC Ltd. to its four directors for nominal consideration. Prior to the sale of the shares of 514592 BC Ltd., 514592 BC Ltd. transferred all of its remaining assets and liabilities to the Company except for the mortgage obligation on the Park of approximately $442,000 and a portion of the installments receivable equal to the balance of the mortgage payable outstanding.

     The financial results of the Park have been segregated and presented as a discontinued operation and the Balance Sheets and Statements of Operations and Cash Flows have been reclassified to reflect this presentation. The Statement of Operations for the nine-month period ended April 30, 2000 includes a writedown to net realizable value. The results of discontinued operations were as follows:

     Statement of Operations

     For the nine-month period ended April 30                              2000
     ---------------------------------------------------------------------------

     Revenue                                                         $   68,941
                                                                 ---------------

     Loss from operations                                               (86,224)
                                                                 ---------------

     Loss on disposal of property and equipment                        (301,488)
     Write-off of goodwill                                             (339,632)
     Deferred tax recovery                                              158,105
                                                                 ---------------

     Loss on disposal of discontinued operations                       (483,015)
                                                                 ---------------

     Loss from discontinued operations                             $   (569,239)
                                                                 ===============

     Loss per share from discontinued operations is summarized
     as follows:
      - from operations                                              $       -
      - on disposal of the net assets                                     (0.02)
                                                                 ---------------

                                                                     $    (0.02)

                                                                 ===============

3. Disposal of Mobile Home Park Operations - Continued

     The Company's net assets held for sale are comprised of the following at April 30, 2000:

     Property and equipment                                   $  675,300
     Mortgage payable                                           (442,002)
                                                           --------------

     Net assets held for sale                                 $  233,298
                                                           ==============


4. Software Development Costs

     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". Accordingly, direct internal and external costs associated with the development of the features, content and functionality of the Company's internet software, incurred during the application development stage, will be capitalized and amortized over the estimated useful life of three years once development is complete.

     During the period prior to July 31, 1999, SSA carried out procedures in the preliminary project stage including the research and evaluation of ideas and determination of an implementation plan as well as certain activities relating to the application software development. The Company commenced the capitalization of costs associated with software development on August 1, 1999.

5. Contingent Liability

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

     Amounts advanced by the Company subsequent to July 31, 1999 to the consultant and not received by SSA totalling $95,235 were written off in the first quarter. On February 28, 2000, SSA reached a settlement with the former consultant to release both parties from damages claimed in the action and from future claims associated with the action.

6. Prepaid Expenses

     In December 1999, the Company entered into a promotional agreement with a company for a one-year term in exchange for 175,000 shares of common stock plus 200,000 warrants to purchase common stock. 100,000 of the warrants are exercisable at a price of $1.09 with the balance exercisable at $3 for a four-year period. The value assigned to the common stock based on the trading price of the stock on the agreement date was $218,750. Using a Black-Scholes option-pricing model, a value of $192,800 was assigned to the warrants. The expenses are amortized to the Statement of Operations over the term of the contract.

     100,000 shares of common stock were issued by the Company while a stockholder provided 75,000 shares to satisfy the balance. Amounts due to the stockholder were settled during the third quarter of fiscal 2000. The warrants remain outstanding at April 30, 2000.

7. Supplemental Cash Flow Information

     Required disclosures of supplemental information on the Statements of Cash Flows include:

     a) Supplemental disclosure of non-cash investing and financing activities:

                                                                           2000              1999
                                                            ------------------- -----------------

          i)   issuance of common  stock and  warrants
               in satisfaction of promotional expenses,
               including obligation to stockholder (Note 6).       $    411,550      $          -

          ii)  acquisition   of  the   shares  of  SSA  in
               exchange  for 19  million  shares of common
               stock                                               $          -      $          -

          iii) issuance   of   common   stock   for
               subscription proceeds received prior to
                acquisition of SSA                                 $    889,545      $          -

     b) Interest paid for the nine-month periods ended April 30, 2000 and 1999 included in the loss from discontinued operations was $19,382 and $Nil.

8. Stock Options

     On November 5, 1999, the Company adopted its 1999 Stock Option Plan (the "Plan") to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan shall not exceed 5 million. Under the Plan, the Company's Board of Directors determines the exercise price and terms of the options not, however, to exceed five years from the date of grant.

     The Company's Board of Directors approved the grant of five million options to consultants on November 5, 1999 vesting immediately at an exercise price of $1.09 per share. During the period, 3,856,000 options were exercised for total proceeds of $4,203,040 less amounts receivable from the optionees of $1,261,857 for net proceeds of $2,941,183 as follows:

                                                              Options
                                                            Exercised
                                                    -----------------

    December 1999                                            995,000
    January 2000                                             215,000
    February 2000                                            806,000
    March 2000                                               780,000
    April 2000                                             1,060,000
                                                    -----------------

                                                           3,856,000
                                                    =================

     Subsequent to April 30, 2000, an additional 575,000 options were exercised.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation", in accounting for stock options granted to non-employees. Under SFAS No. 123, compensation cost is recognized based upon the fair value based method prescribed using the Black-Scholes option pricing model. The fair value of these options of $0.76 was estimated at the date of grant using the following assumptions:

     -     No dividends.
     -     Risk-free interest rate of 4.4%.
     - Volatility of the expected market price of the Company's common stock of 380%.
     -     Weighted average expected life of the options of 6 months.

     Compensation expense of $3.8 million has been recorded in the nine-month period ended April 30, 2000 in connection with the grant of these options.

9. Commitments and Subsequent Events

     a) On March 30, 2000, the Company entered into an agreement to acquire public relations and advertising services from Sivla Inc. in exchange for $100,000 cash (paid in May 2000) plus up to approximately $43.5 million of the Company's common stock of which 25% will be registered to remove trading restrictions. The first $23,500,000 due in common stock is based upon a $2 imputed value with the balance due based upon a 35% discount to the average of the previous month's closing trading price. For advertising contracts signed to date, 8,812,500 shares of common stock were issued in connection with this agreement for future advertising and promotion on May 15, 2000 with the balance of 2,937,500 shares to be issued upon completion of the registration statement qualifying these shares.

         An accrual has been provided at April 30, 2000 with respect to the cost of advertising completed to April 30, 2000 in the amount of $561,579. The cost of sponsorship of a Championship Auto Racing Team ("CART") car for the 2000 race season is being amortized over the race season.

     b) On May 25, 2000, the Company entered into an agreement to obtain an Internet profile of the Company for a period of ninety days in exchange for the issuance of 100,000 shares of common stock.

     c) In June 2000, the Company ordered approximately $700,000 of new computer hardware.

     d) On May 9, 2000, the Company issued $3.5 million of convertible debentures due May 1, 2003 and bearing interest at 7% per annum due annually. Four million shares of common stock owned by directors collateralize the convertible debenture. The debentures are convertible at the option of the holder into shares of common stock of the Company at the lesser of (1) $2.295 and (2) 80% of the average of the lowest three per share market values (not necessarily consecutive) during the twenty trading days immediately preceding the conversion date. As a result, a beneficial conversion amount will be recorded as interest expense in the fourth quarter of the Company's 2000 fiscal year. The Company has the option to pay annual interest in cash or shares of its common stock.

         The convertible debentures also contain 521,765 detachable warrants exercisable to purchase shares of the Company's common stock at any time until May 1, 2005 at a price of $2.295 per share. The warrants will be assigned a value on issuance, which will be amortized over the three-year term of the convertible debentures.

         The debenture agreement contains provisions to adjust conversion privileges in connection with certain changes to the Company's capital structure and provides an option available to the debenture-holder to acquire an additional $6,500,000 of convertible debentures. $350,000 was deducted from proceeds of the convertible debentures and 175,000 shares of common stock were issued as a finder's fee. The finder's fee attributable to the common stock will be determined based upon the market value of the common stock on the issuance date.

10. New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (I) changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on August 1, 2000 to affect its financial statements.

Safe Harbor Statement

      Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such factors include, but are not limited to:
(i) our insignificant historical revenues; (ii) our ability to expand and commercially exploit our web-site and search engine; (iv) our ability to manage growth; (v) our ability to develop our brand; (vi) competition; (vii) our ability to adapt evolving technologies; and (viii) governmental regulation of the Internet. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We were formed under the laws of the State of Nevada on August 27, 1998 under the name "Forest Glade International Inc." Our change of name to "Fetchomatic Global Internet Inc." was approved by the State of Nevada on June 2, 2000. Until the acquisition of 100% of the issued and outstanding shares of SSA Coupon Ltd. ("SSA") on November 3, 1999, we were principally engaged in the ownership and operation of a mobile home park in Sparwood, British Columbia, Canada. ("Mountainview"). SSA (now FetchOmatic.com Online Inc.), incorporated in British Columbia, Canada on September 24, 1998 is developing www.fetchomatic.com, a web-site with an integrated search engine and portal that utilizes a geographical searching capability. With divestiture of Mountainview in June 2000, our primary business focus is the development and launch of www.fetchomatic.com.

      We intend, through our wholly-owned subsidiary Fetchomatic.com Online Inc. ("Fetchomatic.com Online") to become a leading brand in on-line search services for Internet users seeking businesses and services. By utilizing the unique search capabilities of our search technology, consumers will be able to locate categorized businesses in specific geographic locations and view a detailed map of the neighborhood where the business is located. Our management believes that www.fetchomatic.com will be fully launched in July 2000.

      To increase the general public's awareness of our company and our web-site, we will embark on an extensive marketing program that will include mass media advertising and sponsorships throughout the United States and Canada. In connection therewith, we signed an agreement with Sivla, Inc. ("Sivla") on March 30, 1999, whereby Sivla would arrange media advertising (including print, radio, billboard, television and sponsorships) and production thereof for our company in exchange for shares of our common stock up to a value of $43.5 million to cover the initial launch of www.fetchomatic.com.

      We expect that our initial revenues will be derived from (1) advertising on our web page, (2) use of a merchant banking system to allow us to process online purchases, (3) commissions or royalties paid by strategic partners and third party retailers for orders placed through us or from links to such third parties provided on our web page; and (4) an expected affiliation with an Internet Service Provider. To date, we have not earned any revenue from development of www.fetchomatic.com and are considered to be in the development stage. Our only historical source of revenue was from the Mountainview operations, which have now been divested.

Results of Operations

      Discussion of the results of operations below compares the nine months ended April 30, 2000 and 1999. We acquired 100% of the issued and outstanding common shares of Fetchomatic.com Online on November 3, 1999 in exchange for 19 million shares of our common stock. The acquisition of Fetchomatic.com Online was accounted for as a reverse acquisition, as the former stockholders of Fetchomatic.com Online controlled approximately 52% of our common stock immediately after the acquisition. Pursuant to the accounting requirements for reverse acquisitions, the financial statements subsequent to the acquisition are presented as a continuation of Fetchomatic.com Online. The operations of Fetchomatic.com Online prior to the acquisition were limited to services provided by its founders. The acquisition by us provided Fetchomatic.com Online with financing necessary to rapidly expand development of the web site. As a result, comparisons of results of operations to the corresponding period in 1999 do not provide a meaningful analysis due to the limited activity in 1999. Therefore, the discussion below focuses upon expenditures during the nine-month period ended April 30, 2000 and upon our plans of operation.

      We incurred a net loss of $6,411,110 for the nine-month period ended April 30, 2000 (including $569,239 from operations of the mobile home park and a write-down of net assets to net realizable value, which have been classified in the April 30, 2000 financial statements as discontinued operations). Some of the significant components to the composition of the loss for the nine-month period were:

      o Administration expense of $98,341, consisting of fees to administrative personnel and rent on our offices in Prince George and Delta, British Columbia;

      o Advertising and promotion of $696,276, relating to various marketing efforts with respect to our search engine, including an accrual of $561,579 as the estimated portion of the cost of the DellaPenna Motorsports entry in the Championship Auto racing team ("CART") Fed Ex Championship 2000 acing season pertaining to the period ended April 30, 2000;

      o Investor relation fees of $4,550,939 incurred to create awareness of us in the public markets as we first became listed for trading in July 1999. This amount includes stock option compensation of $3,800,000 consisting of the imputed value assigned under United States accounting principles to 5 million fully vested stock options granted to consultants during the period as determined using the Black-Scholes option pricing model. The model uses historical market values of our stock as a key assumption in determining the value of the options granted. The imputed value of the options was $0.76 per option. Additional amounts for investor relations include the payment of fees for personnel and consultants involved in investor relations activity and the cost of the preparation and dissemination of news releases;

      o Management fees of $309,206 with respect to fees paid to certain officers and consultants for management services provided to us;

      o Professional fees of $70,694, consisting of legal and accounting services provided to us;

      o A loss from discontinued operations of $569,239 in connection with the operations of the mobile home park to April 30, 2000 which yielded a loss of $86,224 on revenue of $68,941 and the corresponding write-down to net realizable value of $483,015 relating to the property and equipment (net of a $158,105 income tax recovery) and goodwill.

      During the nine-month period ended April 30, 20000, Fetchomatic.com Online continued its research and development program and hired additional programmer-consultants and purchased of new equipment. In support of our ongoing effort to enhance the "Fetchomatic" brand, we entered into a media and advertising services agreement that permits us to receive advertising, public relations and promotional services in exchange for shares of our common stock. As a result of the media agreement, we expect to participate in a series of advertising campaigns and sponsorships with a total cost of up to $43.5 million (fully payable in our common stock using prices specified in the agreement, except for $100,000 payable in cash) through September 30, 2000. To May 15, 2000, we committed for advertising of approximately $16 million including sponsorships of racecars on the CART and NASCAR circuits and various print, radio, billboard and television media. On May 15, 2000, we issued 8,812,500 shares of restricted common stock in connection with this agreement for future media advertising and publicity.

      Upon conclusion of our initial advertising agreement, we expect to continue to incur significant costs for advertising, marketing, and promotional activities. In connection with our initial advertising and promotional efforts, common stock was used to preserve cash flow for development of the technology. Financing alternatives for future marketing efforts will be evaluated based on their particular merits and our cash flow situation

      Product and technology development costs consist principally of payroll and related expenses for product development, systems and operations personnel and consultants, and systems infrastructure. We believe that continued investment in product development is critical to achieving strategic objectives. In addition to ongoing investments in our web site, search engine and infrastructure, we intend to increase investments in products and services. In June 2000, we ordered approximately $700,000 of new computer hardware and software as required for the expected launch of www.fetchomatic.com in July 2000. Further expenditures for computer hardware will allow www.fetchomatic.com to handle a very large volume of "hits." Proposed new equipment is capable of handling 1,000 simultaneous transactions and will be able to receive up to 2,000,000 "hits" per day.

      We expect to hire up to forty (40) additional employees and/or consultants in the next six months as our needs may require to sustain growth and to remain competitive.

      As of the date of this quarterly report, we have no source of revenue from continuing operations. We have incurred operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders and long term financing as well as the successful development of our web-site and achieving a profitable level of operations. There are, however, no assurances that any such activity will generate funds that will be available for operations. Accordingly, our financial statements contain note disclosure describing the circumstances that lead there to be doubt over our ability to continue as a going concern. Our auditors have also expressed a reservation of their opinion on the July 31, 1999 financial statements in this regard.

Liquidity and Capital Resources

      Our principal capital requirements to date have been to fund (1) the development of our search engine and (2) the promotion and investor relation programs in place to disseminate information about our company and www.fetchomatic.com. Net cash used in operating activities for the nine-month period ended April 30, 2000 was $1,425,706. Net cash used in investing activities during the nine-month period ended April 30, 2000 was $311,869, consisting of $284,598 directly spent in the development of our web-site and $173,028 for the acquisition of fixed assets, primarily computer equipment. Net cash used in investing activities was reduced by $145,757 as a result of our company's cash on hand existing as of the date of the reverse acquisition of Fetchomatic.com Online. Net cash provided from financing activities for the nine-month period ended April 30, 2000 was $1,894,873. Our primary financing activity during the nine-month period ended April 30, 2000 was the exercise of sock options at $1.09 per share for shares of our common stock. At April 30, 2000, subscriptions receivable in connection with the exercise of options total $1,261,857 resulting in net proceeds to us of $2,941,183. Of that amount, approximately $890,000 was received by us prior to the date of acquisition of Fetchomatic.com Online.

      The net increase in cash during the nine-month period ended April 30, 2000 was $157,298. During the period, we also issued common stock and warrants to a consultant in consideration for a contract to provide us with investor relation services for a twelve-month period. The total value of the contract is approximately $410,000, which was set up as a prepaid expense at the date of issuance and is being amortized to operations on a straight-line basis over the term of the agreement. We will also issue common stock to purchase advertising and publicity as discussed above.

      In May 2000, we completed the private placement of $3.5 million of our 7% convertible debentures which transaction included the sale of common stock purchase warrants to acquire 521,765 shares of common stock at an exercise price of $2.295 per warrant until expiry on May 1, 2005. The debentures are convertible into shares of our common stock at the lesser of $2.295 and 80% of the average of the lowest three per share market values during the last twenty trading days (not necessarily consecutive) immediately preceding the conversion date. A finder's fee of $350,000 plus 175,000 shares of common stock was paid in connection with the private placement. We and the investor agreed that, in the event that certain conditions are met, the private placement would include two additional tranches of convertible debentures (and common stock purchase warrants) in the principal amount of $3,250,000 each. Net proceeds from the private placement transactions, which we expect to be approximately $9,000,000, will be used for working capital, research and development, and equipment purchases.

      We believe, based on currently proposed plans and assumptions relating to its operations, that the net proceeds from the private placement financings and the disposal of Mountainview, together with anticipated revenues from operations, will be sufficient to fund our operations and working capital requirements for at least twelve months. In the event that our plans or assumptions change or prove inaccurate (due to unanticipated expenses, increased competition, unfavorable economic conditions, or other unforeseen circumstances) we would be required to seek additional financing sooner than currently expected. There can be no assurance that such additional funding would be available to us, or if available, that the terms of such additional financing will be acceptable to us.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Our wholly owned subsidiary, Fetchomatic.com Online, was a defendant in a action filed in the Supreme Court of British Columbia in October 1999, by Trevor Kray. The action also named Maurice Simpson (a director of Fetchomatic Global Internet Inc.), William Murray (an officer and director of Fetchomatic.com Online) and Dana Shaw (an officer and director of Fetchomatic.com Online) as defendants. The action claimed a breach of contract by the Defendants and sought unspecified damages. Trevor Kray was a consultant engaged by Fetchomatic.com Online to assist it with corporate development and financing. On November 17, 1999 Fetchomatic.com Online commenced an action against Trevor Kray, Shannon Kray and Kray & Company Consulting ("the Krays"), alleging misappropriation and conversion to their personal use of approximately $235,000 advanced to them as consultants on behalf of Fetchomatic.com Online. It is also alleged the Krays misrepresented the amount of funding provided by a financier on behalf of Fetchomatic.com Online and thus caused delays in the development and completion of Fetchomatic.com Online projects. Fetchomatic.com Online sought compensation for monies misappropriated by the Krays as well as general damages. In February 2000, we entered into a settlement agreement with the Krays that resulted in dismissal of both actions. No additional amounts are payable or receivable by us in connection with the settlement.

Item 2. Changes in Securities.

Not applicable .

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

By Consent in Lieu of a Meeting of the Shareholders, dated April 24, 2000, the holders of a majority of the outstanding shares of our common stock adopted and approved an amendment to our company's Articles of Incorporation to change the name of the company to Fetchomatic Global Internet Inc.

Item 5. Other Information.

      On February 4, 2000, our Board of Directors elected Ted Kozub to the Board. On March 30, 2000 our Board of Directors elected Maurice Simpson to the Board. On April 20, 2000, our Board of Directors elected Lindsay Melbourne Lent to the Board.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      Exhibit 4.1       7% Convertible Debenture Purchase Agreement(1)
      Exhibit 4.2       7% Convertible Debenture(1)
      Exhibit 4.3       Registration Rights Agreement(1)
      Exhibit 4.4       Warrant No.1(1)
      Exhibit 4.5       Letter Agreement, dated as of May 1, 2000(1)
      Exhibit 10.1      Contract of Purchase and Sale(2)
      Exhibit 10.2      Land Title Act Form C, registered on June 2, 2000(2)
      Exhibit 10.3      Purchase and Sale Agreement, dated the __ day of
                        May, 2000(2)
      Exhibit 10.4 Media Agreement between Forest Glade International Inc. and Sivla, Inc., dated March 30, 2000*
      Exhibit 27.1      Financial Data Schedule*

      *     Filed herewith

      (1) Incorporate by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2000.

      (2) Incorporate by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2000.

(b)   Current Report(s) on Form 8-K

      On May 23, 2000, we filed a Current Report on Form 8-K regarding the sale of our 7% Convertible Debentures and a Common Stock Purchase Warrant.

      On June 16, 2000, we filed a Current Report on Form 8-K regarding the sale of our mobile home park business; the change of our name; and the transfer by our wholly owned subsidiary Forest Glade Properties Inc. of its sole asset, the common stock of 514592 B.C. Ltd., to four of our directors.


                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Fetchomatic Global Internet Inc.

Date:  June 19, 2000                By:   /s/ Wayne E. Loftus
                                          ------------------------------------
                                    Name:  Wayne E. Loftus
                                    Title: Chief Executive Officer and President