Form 10KSB
period 2000-07-31
FETCHOMATIC GLOBAL INTERNET INC
filed 2000-12-13
CIK 1070371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For  the  fiscal  year  ended  July  31,  2000
                                    ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

     Commission  file  number  000-25151

                        FETCHOMATIC GLOBAL INTERNET INC.
                        --------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                                                 52-212549
------                                                                 ---------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

444 VICTORIA STREET, SUITE 370
PRINCE GEORGE, BRITISH COLUMBIA,
CANADA                                                                   V2L 2J7
------                                                                   -------
(Address of principal executive offices)                              (Zip Code)

Former  Name:  FOREST  GLADE  INTERNATIONAL  INC.

Issuer's  telephone  number  (250)  564-6868
                                    --------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     None.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]  [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  Nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.)

17,276,717  common  shares  @  $0.322(1)  =  $5,563,103
-------------------------------------------------------
(1)  Average  of  bid  and  ask  closing  prices  on  December  12,  2000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

54,659,217  common shares, without par value outstanding as of December 12, 2000
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

Documents  Incorporated  by  Reference:  See  List  of  Exhibits

                        FETCHOMATIC GLOBAL INTERNET INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART  I                                                                        3

ITEM  1.     DESCRIPTION  OF  BUSINESS                                         3
ITEM  2.     DESCRIPTION  OF  PROPERTY                                        20
ITEM  3.     LEGAL  PROCEEDINGS.                                              21
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      21

PART  II                                                                      21

ITEM  5.     MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS      21
ITEM  6.     MANAGEMENT'S  PLAN  OF  OPERATION.                               23
ITEM  7.     FINANCIAL  STATEMENTS                                            25
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS               26

PART  III                                                                     27

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.      27
ITEM  10.    EXECUTIVE  COMPENSATION                                          30
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS             32
ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS               34
ITEM  13.    EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K                     36

SIGNATURES                                                                    37

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

     This Annual Report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

OVERVIEW

     We were formed under the laws of the State of Nevada on August 27, 1998 under the name "Forest Glade International Inc." On November 17, 1998, the Company acquired all the issued and outstanding shares of Forest Glade Properties Inc. ("FGP"). We were inactive until December 1, 1998, when it acquired beneficial control of certain assets and liabilities comprising the Mountain View Park, a mobile home park in British Columbia, Canada, from 514592 BC Ltd., a company 50% beneficially controlled by Gil Rahier, one of our directors, in exchange for the issuance of 200,000 shares of common stock. On August 31, 1999, the terms of the acquisition were amended such that we acquired the shares of 514592 BC Ltd. as opposed to the assets. As part of the acquisition agreement, we repurchased and cancelled 100,000 shares of common stock previously issued to two stockholders controlling 50% of the common stock of 514592 BC Ltd. in exchange for approximately $287,000. As a result of the share purchase, FGP became the sole shareholder of 514592 BC Ltd.

     Our sole business activity was the operation of the Mountain View park until November 1999, when we created a separate and distinct division upon completion of the acquisition of 100% of the issued and outstanding shares of SSA Coupon Ltd. (now Fetchomatic.com Online Inc.) in exchange for 19 million shares of our common stock. Fetchomatic.com Online Inc. is a company engaged in the development of a geographically enabled internet search engine (www.fetchomatic.com), smart source database, internet portal and personalized internet communications tool. To focus our activity and dedicate our resources, in June 2000, we sold all of our interest in the Mountain View Park and 514592
BC Ltd. Our business is now focused solely on the development, launch and commercial exploitation of www.fetchomatic.com. In connection with our change in business focus, we changed our name to "Fetchomatic Global Internet Inc." on June 2, 2000.

     The share exchange with the stockholders of Fetchomatic.com Online Inc. was accounted for as a reverse acquisition, since at the completion of the share exchange the former stockholders of Fetchomatic.com Online Inc. controlled our company. Following the accounting for reverse acquisitions, the financial statements subsequent to closing of the share exchange agreement are presented as a continuation of Fetchomatic.com Online Inc. consistent with the change of business to web site development. Accordingly, our operations are consolidated with those of Fetchomatic.com Online Inc. since the date of acquisition.

     Presently, we conduct our operations through our subsidiary, Fetchomatic.com Online Inc., in British Columbia, Canada. Our other subsidiary, FGP, is inactive as a result of the sale of the Mountain View Park in June 2000.

     We intend to become a leading brand in on-line search services for Internet users seeking businesses and services. By utilizing the unique search capabilities of our search technology, consumers will be able to locate categorized businesses in specific geographic locations and view a detailed map of the neighborhood where the business is located. In July 2000, portions of www.fetchomatic.com were launched. On December 1, 2000, we re-launched the web portal, with improvements to back-end functionality and front-end usability, including the addition of single-click pages, a targeted banner advertising system and national and regional advertisers.

     To increase the general public's awareness of our company and our web-site, we will continue to develop and implement a marketing program that will include mass media advertising and sponsorships throughout the United States and Canada. In connection therewith, we signed an agreement with Sivla, Inc. on March 30, 2000, whereby Sivla, Inc. would arrange media advertising (including print, radio, billboard, television and sponsorships) for us in exchange for shares of our common stock up to a value of $43.5 million to cover the initial launch of www.fetchomatic.com. The media services agreement is segregated into two components. The first component of the media services agreement is comprised of $23.5 million of services and the balance of the agreement is covered by the second component. From May through July 2000, we delivered 11,750,000 shares of our common stock to Sivla, Inc. at a deemed price of $2.00 per share (being the stock price on the agreement date) in connection with the first component of the media services agreement. Sivla, Inc. has transferred these shares to various entities to provide media and advertising services to us. We expect that we will complete the first component of this agreement by the end of the first quarter of calendar 2001. To November 22, 2000, $14,309,847 of advertising and public relation services had been run or was in process, leaving a further $9,190,153 of advertising to which we were entitled. On November 22, 2000, we agreed to re-price the deemed value attached to the shares issued for advertising not yet received such that the amount of advertising to which we are entitled as of that date has been reduced by $4,377,813 to $4,812,340, of which $1,005,000 has been committed. We have not committed for additional advertising under the second component of the agreement with Sivla, Inc., nor are we obligated to acquire advertising beyond the first component. Management is presently reviewing various alternatives for media advertising in the next year.

     Revenue is expected to be derived form two primary sources: advertising from local, regional and national companies and from licensing the rights to our technology. Additional sources of revenue potentially include: affiliate retail and advertising programs, merchandising Fetchomatic branded products, and reselling third party products and services.

     On  September  20, 2000, we entered into an agreement with the Kramer Group
LLC, a New York company that will perform marketing services on our behalf, including the implementation of a direct sales organization responsible for generating banner advertising fees. To date, with the significant refinements and continuing development of the web site, we have not earned any revenue from our Internet business and are considered to be in the development stage.

     In our continuing attempt to implement our business model and improve our operations, we also underwent significant internal reorganization in October 2000. On October 26, 2000, the Company held a special meeting of the Board of Directors (the "Special Meeting"). At the Special Meeting, Maurice Simpson, one of the founders of Fetchomatic.com Online Inc., resigned as an officer and director of our company. In addition, our previous officers were replaced by the following individuals: Wayne Loftus, Chairman of the Board of Directors; Jeffrey Dale Welsh, Chief Executive Officer and President; Lindsay Lent, Vice President (Marketing) and Secretary; Kevin Kosick, Vice President (Business Development); Colin Fraser, Vice President (Technology); Alex Klenman, Vice President (Communications); and Chris Harrington, Treasurer. On December 12, 2000, Dana Shaw resigned as a director of our company.

PRODUCTS  AND  MEDIA  PROPERTIES

Fetchomatic  Main  Site

     Our main site consists of an Internet search engine and portal. The front entry page has recently been modified to include a variety of options: links to fetchOmatic Districts and Services; News Headlines; Entertainment; Health; Curiosities; Product Service and Business Locator (the search engine feature), with an optional Locate by Map service; Citizen Login and Registration; Business Login and Registration and a Corporate information section. In addition, we have added an animated graphical depiction of a city sky line that we call a Cityscape. Portions of the Cityscape can be purchased for display of corporate logos that can link directly to the corporation's site.

     The links to Districts and Services connect to 11 districts consisting of 20 streets and 38 stores. We have entered into revenue sharing agreements with all of the stores and purchases are fulfilled by a variety of vendors contracted to the partner. In the event that a viewer links form our portal to a partner's portal and makes a purchase, we share in a percentage of the revenue generated by that purchase. Sales fulfilment is currently limited to the continental United States. Agreements have been entered into with V-Stores, CarParts.com, eMarket, Flipdog.com Employment Center, American Greetings.com, enews.com, ProFlowers.com, Staples.com, Bid4vacations.com, HotelDiscounts.com, NationalGeographic.com, Spiegel.com, Disnetstore.com, CDNow.com, Dell.com and Ubrandit.com.

     A downloadable version of the Search Engine is available via a link on the front entry page. This version, known as MyfetchOmatic, lists results of the search and will display both the results and a business' location on the map.

STRATEGIC  ALLIANCES

     In July 2000, we entered into an agreement with Strategic Investors Group ("SIG"), a business located in Florida. Jeffrey Dale Welsh, our current Chief Executive Officer and President (as of October 26, 2000) was the President and an indirect owner of SIG at the date of the Agreement. On October 15, 2000, Mr. Welsh resigned as the President of SIG and sold his beneficial interest in SIG to an unrelated party. Under the terms of the agreement, SIG will provide our company with financial public relations services, including drafting and publishing of press releases about the Company, and distributing investor updates to members of the SIG database for a six-month term. Terms of the agreement required us to pay SIG a one-time cash fee of $10,000 (which has been paid) and 25,000 shares of our common stock for each of the first two months. At the end of the second month of the contract, we had the opportunity to terminate the agreement, but did not. Accordingly, pursuant to the contract, SIG earned a one year option to purchase 50,000 shares at a price currently under negotiation. SIG will receive 25,000 shares of our common stock per month. Upon completion of the agreement, SIG will have earned a one-year option to purchase 100,000 shares of common stock at a price currently under negotiation.

     At the time of entering the agreement with SIG, Jeffrey Dale Welsh, our current President and CEO, was the President of SIG. Additionally, Mr. Welsh owned seventy-five percent (75%) of Southern Financial Services, Inc., which owned one hundred percent (100%) of The Southern Companies, Inc. At that time, The Southern Companies, Inc. owned fifty percent (50%) of SIG. On October 15, 2000, Mr. Welsh resigned as President of SIG, and The Southern Companies, Inc. sold its interest in SIG to Freemax Family Enterprises, Inc. Mr. Welsh no longer has any interest, either direct or indirect, in SIG.

     In September 2000, we entered into an agreement with the Kramer Group LLC ("Kramer") that resulted in the creation of an independent sales team of up to 200 people in the continental United States. Under the agreement, the Kramer will provide marketing and sales services to our company for an initial twelve-month period to develop our banner advertising fees and revenue. On March 30, 2001, a performance review shall occur. If revenue earned under the agreement does not exceed $677,000 by that date, we have the right to terminate the agreement upon fifteen days notice. Should banner advertising revenue earned under the agreement exceed $5,120,000 during the twelve months subsequent to the agreement date, the agreement will be extended for an additional twelve month period. We are required to issue to the Kramer Group LLC 200,000 restricted shares of common stock (which were issued in November 2000), to pay Kramer a monthly consulting fee (subject to set-off against commissions earned in an agreed upon schedule), as well as commissions based on the level of sales generated by Kramer. We are also required to reimburse Kramer for certain expenses incurred in connection with Kramer's performance of services. Kramer Group LLC is also entitled to an additional 200,000 shares of restricted common stock should specified sales goals ($6.4 million in banner advertising revenue) be achieved prior to the end of the 12 month period subsequent to the agreement date.

     In November 2000, we entered into an agreement with edaddywarbucks.com, a major international barter organization. Pursuant to the agreement, edaddywarbucks.com will promote www.fetchomatic.com through a mailing to members within the barter organization. In turn, we will offer advertising for barter based on market value. In exchange for barter credits, we will be able to purchase goods and services from businesses that are members of the barter exchange. A cash fee of 5% will be paid to the barter exchange when goods or services are purchased.

PROPRIETARY  RIGHTS

     We regard our trademarks, trade dress, trade secrets and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Protection of the distinctive elements of Fetchomatic may not be available under copyright law. We cannot guarantee that the steps we have taken or intend to take to protect our proprietary rights will be adequate.

     Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as a well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future.

     We may be unable to acquire or maintain web domain names relating to our brand in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brand. Such use could damage our brand and reputation and take customers away from our web site. We currently hold approximately 42 various relevant domain names, including the "www.fetchomatic.com" domain name.

     Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.

     Trademark applications were filed with the United States Patent and Trademark Office by Fetchomatic.com Online Inc. in or about September 2000 for the marks fetchOmatic, fetchville and fetchOmatic Island.

EMPLOYEES

     As of July 31, 2000, our staff consisted of 20 full-time employees, 15 full-time consultants and 2 part-time consultants.

DEVELOPMENT

     From inception to July 31, 2000, we have spent approximately $649,000 (including $610,000 during the year ended July 31, 2000) on construction of our web site and on development of our search engine (excluding the costs of computer hardware and equipment). To July 31, 2000, we have deferred on our consolidated balance sheet approximately $495,000 of these development costs
(incurred in fiscal 2000) with the remaining development costs of $154,000 charged to our consolidated statement of operations, including $116,000 in fiscal 2000.

BUSINESS  STRATEGY

     Our  business  strategy  is  based  on  four  pillars:

- build out an active graphical portal incorporating animation, sound and other rich media to take advantage of the growth in high-bandwidth access;

- achieve technical "excellence-by-design" resulting in assured online accessibility of 99.8%;

- create and expand visits by offering relevant and unique content to demographically targeted audiences; and

- empower local and regional businesses to advertise over the Internet by offering them the opportunity to selectively and inexpensively reach their target markets, while also creating an atmosphere for national brand corporations to reach out to their customers in a targeted way.

     To date, we have not earned any revenue. Future revenues are expected to be derived from two primary sources: advertising from local, regional and national companies using TABS and licensing the rights to use our technology and data to internet service providers, portals, local and regional sites and corporate clients. Additional sources of revenue may include: affiliate retail and advertising programs, merchandising fetchOmatic branded products and reselling third party products and services.

     We have developed TABS (Targeted Advertising Banner System) that is integrated with our business locator engine producing targeted advertising whenever a consumer searches either a business category or name for a particular locale. For example: If you want to find a business selling pizza in Tucson, Arizona? After you input the search criteria, a list of pizza restaurants appears with a banner highlighting a specific restaurant. The cost of such banner advertising is only $5 per month. On the other side of the page is a banner space displaying rotating banner ads, again targeted for the consumer's search criteria. The cost for the rotating ad is $1 per month. In isolation, the revenue expected to be derived from a $5 and/or $1 ad placement is minimal. However considering that we use categories and zip codes to determine where the ad is placed and that there are approximately 15,000 categories and over 20,000 zip codes in the United States, there is a possibility of generating significant revenues. Further, early indications are that businesses are likely to advertise for more than one category and in more than just their immediate zip code region to reach all of their potential customers. Compared with the "Cost per thousand" Internet advertising model (which is a variable cost model and confusing for most small businesses), TABS offers the customer an easily understood one-time fixed cost.

     In addition to self-serve banner advertising, packages combining banner advertising, Web site hosting, free e-mail, access to group benefits, a Las Vegas vacation and an optional ISP package to be sold for $19.95 and $29.95 (option) per month. A team of direct sales people will sell these packages to local businesses. The sales force is paid straight commission based on their performance. This will help to keep our customer acquisition costs to a minimum.

     At the top of every fetchomatic page are Cityscapes that are truly unique animated graphical depictions of Districts and Streets. Each Cityscape has either a Cityscape Billboard or Cityscape Storefront that can be purchased by larger advertisers. The cost for each of the locations will be determined by site traffic and negotiated with each advertiser. With 11 Districts, 20 Streets and at least six locations per Cityscape, the revenue potential is substantial. Because we are using a per view model, we anticipate revenues to increase simply through growth from our own promotional efforts.

     As the site is further developed, the majority of the Cityscapes will be targeted geographically based on the location of the viewer. In order to do so, we will identify the location of the viewer either technologically or by means of a registration process. One of the advantages of geographical targeting is that advertisers can select and direct their advertisement to specific audiences allowing them the opportunity to present focused campaigns. It will enable us to further increase revenues, as each page will be unique within a specified region resulting in a higher priced rate based on a targeted audience. It will also enable us to serve different views of the same page thus increasing the volume of pages served at any given moment.

     Licensing our core search engine technology is another potential key source of revenue for us. As Internet use and broadband accessibility expands, more companies will be formed to take advantage of this expected growth. Although we believe domestic growth still remains as our primary source of revenue, we expect much of the new growth to occur in expanding markets such as Latin America. And with the high cost of development and reduction in the time to launch a new site into the marketplace, we anticipate demand for cost effective toolsets and 'off-the-shelf' solutions will increase. The fetchomatic core technology is ideal for immediately transforming a new site into one with added value based on being able to easily locate businesses and organizations from the over 16 million listed in our database. A 'Portal Agreement' is currently being undertaken with Acxiom Corporation (suppliers of the original data) with the intent of allowing fetchomatic to sublicense the data to other companies as part of our licensing agreement. The 'Portal Agreement' stipulates that we will pay Acxiom 25% of any revenues derived from the licensing of the data. Acxiom will also refer, on a non-exclusive or compulsory basis, enquiries for licensed products as they occur.

     As an integral part of our site development, we have entered into affiliate agreements with over 16 partner businesses. They include: V-Stores, CarParts.com, eMarket, Flipdog.com Employment Center, American Greetings.com, enews.com, ProFlowers.com, Staples.com, Bid4Vacations.com, HotelDiscounts.com, NationalGeographic.com, Spiegel.com, Disneystore.com, CDNow.com, Dell.com and Ubrandit.com. Our partners provide us with our retail stores and fulfill orders from our online customers.

     As we grow, merchandising a fetchomatic branded product line develop revenue, but we do not believe that this will become a major source of revenue, however, it may prove to be effective as a tool for enhancing brand awareness.
It  will  be  implemented  as  market  demand  increases.

     We intend on entering into agreements to sell other products and services outside of our affiliate partners. The products and services will be selected based on the value that they have to our audience. Like the above-mentioned programs, the third party products will provide us with a commission based on sales.

RISK  FACTORS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual Report in evaluating Fetchomatic and its business before purchasing shares of common stock. Our business, operating result and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

     Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. As of December 1, 2000, we have recognized no revenues and accumulated significant losses from our business operations. The continuation of our company is dependent upon the successful completion of our web site and search engine, the continuing financial support of our creditors and stockholders, obtaining long-term financing, the favorable settlement of contingent liabilities and achieving a profitable level of operations. While we are expending our best efforts to meet our financing needs, there can be no assurance that we will be successful in raising capital from third parties or generating sufficient funds for operations and continued development. In the event that we do not raise sufficient funds from third parties, we may not have adequate financial resources to continue our business. If additional financing is obtained, the terms of the financing may be adverse to the interests of existing stockholders, including the possibility of substantially diluting their ownership position. These circumstances raise substantial doubt about our ability to continue a going concern as described in the explanatory paragraph to our Independent Auditors' opinion on the July 31, 2000 consolidated financial statements.

THE CONSULTING AGREEMENTS BETWEEN THE FETCHOMATIC.COM ONLINE INC. AND MAURICE SIMPSON, DANA SHAW AND WILLIAM MURRAY CONTAIN PAYMENT PROVISIONS WHICH, IF
ENFORCED,  WOULD  DEPLETE  ALL  OF  OUR  CASH

     Each of Maurice Simpson, Dana Shaw and William Murray is a party to a consulting agreement with Fetchomatic.com Online Inc. Pursuant to the terms of their particular agreement, in the event that the agreements are terminated, Messrs. Simpson, Shaw and Murray are entitled to receive a payment from the Company in the amount of CDN$2,000,000, CDN$500,000 and CDN$500,000 (approximately $1,340,000, $335,000 and $335,000), respectively, in addition to the monthly payments due under the term of the agreements. As discussed below in Item 3, "Legal Matters," Fetchomatic.com Online Inc. has filed a writ of summons in the Supreme Court of British Columbia against Mr. Simpson and Mr. Shaw, among others, alleging a failure to adequately discharge contractual and fiduciary duties. Mr. Murray is not named a party to this lawsuit, however, we are investigating our options for setting aside the termination provisions of his agreement. There can be no assurance that we will prevail in our legal action or that the consulting agreements with Mr. Simpson, Mr. Shaw and Mr. Murray will be set aside. In the event of an adverse determination, the Company may be required to pay substantially all of its current cash reserves to Mr. Simpson and Mr. Shaw (and potentially to Mr. Murray as well), which would leave the Company with inadequate capital to conduct its business.

THE LIMITED OPERATING HISTORY OF OUR ONLINE BUSINESS MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

     Historically, we were in the business of owning and operating a mobile home park in Canada. On June 2, 2000 we completed the process of divesting ourselves of our real estate holdings and interest in the mobile home park and began to focus our operations on the development, marketing and commercial exploitation of our Internet search engine. Our Internet business operations have a limited history upon which an evaluation of our company can be based. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in their early stage of development, especially in the new and rapidly evolving markets for Internet products and services. There can be no assurance that we will be able to address any of these challenges.

SINCE WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     Our consolidated financial statements reflect that we have not yet earned any revenue and have incurred significant net losses since inception, including a net loss of $16,780,359 (including a loss from discontinued operations of $567,502) in the year ended July 31, 2000. As of July 31, 2000, we had an accumulated deficit of $17,015,713. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues. It is critical to our success that we continue to expend financial and management resources to develop brand loyalty through marketing and promotion.

     With the acquisition of Fetchomatic.com Online Inc. on November 3, 1999, and our entrance into the competitive Internet business market, we significantly increased our operating expenses and we expect that our operating expenses will continue to increase in the future. To the extent that any such expenses are not timely followed by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS.

     The market for Internet products and services is highly competitive and we expect that competition will continue to intensify. Negative competitive developments could prevent our business from being successful.

     We compete with many other providers of online navigation, information, entertainment, business, community, electronic commerce and broadcast services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

- companies offering communications services either on a stand alone basis or integrated into other products and media properties;

- vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

- manufacturers of personal computers who may develop their own Internet portals to which they would direct their customers;

-     online  merchant  hosting  services;  and

-     online  broadcasting  of  business  events.

     In particular, we face significant competition from Yahoo!, Inc., America Online Inc. and Microsoft Corporation. To a less significant extent, we face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI Inc. (through Alta Vista), the Walt Disney Company (through The GO Network), At Home Corporation (through Excite@Home), and Lycos, Inc.

     In certain of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. America Online and Time Warner Inc. announced the proposed merging of their companies. If completed, the merger will provide America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The proposed America Online and Time Warner combination will also provide America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. We also face competition from web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive.

     A large number of those web sites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that we offer or intend to offer in the future. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE WE ARE IN THE PROCESS OF ESTABLISHING OUR NAME RECOGNITION AND BECAUSE OUR COMPETITORS ARE MORE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE DO.

     Many of our existing competitors, such as Yahoo!, America Online and Microsoft (MSN) have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their products and services. In addition, many of these competitors offer a wider range of services than we do. Our competitors' services may attract users to their sites and may consequently result in decreased visits to our site.

     Our competitors may also engage in more extensive research and development, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, partners, advertisers and electronic commerce partners. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. In addition, current and potential competitors may establish relationships among themselves or with third parties to better address the needs of advertisers and businesses engaged in electronic commerce. As a result, it is possible that existing or new competitors may emerge and rapidly acquire a significant market share.

WE WILL RELY HEAVILY ON REVENUES DERIVED FROM INTERNET ADVERTISING, WHICH MAY PROVE TO BE AN INEFFECTIVE MEANS OF ADVERTISING FOR OUR CURRENT AND POTENTIAL CLIENTS.

     We expect to generate the majority of our revenues from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

-     growth  of  our  user  base;

-     our  user  base  being  attractive  to  advertisers;

- our ability to derive better demographic and other information from our users;

-     acceptance  by  advertisers  of the Internet as an advertising medium; and

-     our  ability  to  transition  and  expand into other forms of advertising.

     If we are unsuccessful in adapting to the needs of our advertisers, our ability to generate revenues may be significantly reduced.

WE EXPECT TO DERIVE THE MAJORITY OF OUR REVENUES FROM THE SALE OF ADVERTISEMENTS UNDER SHORT-TERM CONTRACTS, WHICH ARE DIFFICULT TO FORECAST ACCURATELY.

     We expect that most or all of our revenues will be derived from agreements with advertisers or sponsorship arrangements. Agreements for advertising and sponsorship arrangements on the Internet are customarily for short terms. We expect that the advertising and sponsorship agreements that we enter will have terms of less than three years. In cases where the advertiser is providing services, the agreements will often have payments contingent on usage levels. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship (once obtained) may impede our future growth. Because our operating expenses are likely to increase significantly over the near term, to the extent that expenses increase but our revenues do not, we may be required to seek funds from third parties to finance our continued operations.

THE RATE STRUCTURE OF SOME OF OUR PLANNED SPONSORSHIP ARRANGEMENTS SUBJECTS US TO FINANCIAL RISK.

     A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We expect to receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

-     fees  we  are  entitled  to  receive  may  be  adjusted  downwards;

- we may be required to "make good" on our obligations by providing alternative services;

-     sponsors  may  not  renew  the agreements or may renew at lower rates; and

- arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements.

     Accordingly, any leveling off or decrease of our future user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

WE MAY NOT BE SUCCESSFUL IN EXPANDING THE NUMBER OF USERS OF OUR ELECTRONIC COMMERCE SERVICES AND OUR ABILITY TO EFFECTIVELY PROVIDE THESE SERVICES IS LIMITED BECAUSE WE DO NOT HAVE A DIRECT BILLING RELATIONSHIP WITH OUR CUSTOMERS.

     We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties link users with a network of retailers with which we have relationships. However, we merely provide a means through which our users can access the sellers of the products such users may wish to purchase and do not establish a direct billing relationship with our users as a result of any such purchase. In addition, a large number of our users currently utilize our online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. The revenue that we derive from our electronic commerce services is typically in the form of a bounty or commission paid by the retailer from whom our user purchased a product. If the user had a favorite buying experience with a particular retailer, the user may subsequently contact that retailer directly rather than through our service. If our users bypass our electronic commerce properties and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with whom we have relationships, may be able to provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. The inability of our electronic commerce properties to generate significant revenues could have a material adverse effect on our business.

GROWTH OF OUR BUSINESS MAY STRAIN OUR MANAGERIAL, FINANCIAL AND OPERATIONAL RESOURCES.

     We may experience rapid growth, which will place a significant strain on our managerial, financial and operational resources. Any growth we may experience will result in increased responsibility for existing and new management personnel. Our effective growth management will depend on our ability to:

-     integrate  new  personnel  into  our  corporate  structure;

-     improve  our  operational,  management and financial systems and controls;
      and

-     retrain,  train,  motivate  and  manage  employees.

     We cannot assure you that our systems, procedures or controls will be adequate to support our operations or that we will be able to manage any growth effectively. If we do not manage our growth effectively, then our expenses may exceed our revenues.

OUR DEPENDENCE ON THIRD PARTY SOURCES FOR OUR DATABASES MAY INHIBIT THE GROWTH AND SUCCESS OF OUR WEB SITE.

     We currently have the right to use a database of approximately 16,000,000 U.S. business and 1,800,000 Canadian business listings under the terms of a non-exclusive license from Acxiom Corporation. The license agreement is for an initial term of one year that expires on October 29, 2000, but is automatically renewed for additional one year periods unless either party to the agreement provides 90 days prior written notice of termination. The agreement with Acxiom Corporation was renewed for an additional one year term.

     We received a non-exclusive license from Chicago Map Corporation. Under the terms of the license we have a right to install and set up their mapping software on our server. We also have the right to allow our customers to have access to Chicago Map's software through our web site.

     The database and mapping technology are integral components to our web site and our ability to operate our web site and search engine as intended depends on our ability to maintain the licenses and continue to use the licensed materials.

     There can be no assurance that we will be able to use the database from Acxiom Corporation or the mapping technology of Chicago Map Corporation for a long-term period. In the event that we are unable to utilize the database or mapping technology in the future, we would be required to obtain similar licenses from other sources. There can be no assurances that we will be able to obtain similar licenses from other sources, or in the event that we can obtain such similar licenses, that we will be able to do so on favorable terms.

SYSTEM  FAILURE  COULD  SIGNIFICANTLY  REDUCE  OUR  REVENUES.

     The servers that host our web site are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service. Our web site could also be effected by computer viruses, electronic break-ins or other similar disruptions. Our users depend on Internet service providers, online service providers and other web site operators for access to our web sites. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Further, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service could result in reduced visits to our web sites and, therefore, reduced revenues.

A  LOSS  OF  ANY  KEY  PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  SUCCEED.

     In part, our future success depends on the continued service of our key management personnel, particularly: (1) Jeffrey D. Welsh, our Chief Executive Officer and President, (2) Kevin Kosick, Vice President (Business Development),
(3) Lindsay Lent, Vice President (Marketing) and a Director, (4) Colin Fraser, Vice President (Technology), (5) Alex Klenman, Vice President (Communications), and (6) Wayne E. Loftus, the Chairman of our Board of Directors and the sole director and officer of Fetchomatic.com Online Inc. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

     Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. In the past we have experienced from time to time, difficulty hiring and retaining highly skilled employees with appropriate qualifications. We expect this difficulty to continue in the future.

OUR INABILITY TO EXPAND OUR SALES AND SUPPORT ORGANIZATIONS MAY RESULT IN A FAILURE TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES.

     We need to substantially expand both our advertising sales and corporate sales operations as well as our marketing efforts to increase market awareness and sales of our products and services. We plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we may be unable to hire the kind and number of sales personnel we are targeting. We will need to increase our staff if our customer base increases. Hiring qualified customer service and support personnel is very competitive in our industry due to limited number of people available with the necessary technical skills and understanding of the Internet. If we are unable to hire additional sales personnel we may be unable to increase market awareness of our products and services.

IF  WE ARE UNABLE TO DEVELOP OUR BRAND, WE WILL BE UNABLE TO BUILD OUR BUSINESS.

     We believe that broader brand recognition and favorable consumer perception of the "Fetchomatic" brand are essential to our future success. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy, that will include mass marketing and multimedia advertising, promotional programs and public relations activities. As of November 22, 2000 we have delivered 11,750,000 shares of common stock to Sivla, Inc. and other entities who have performed media, advertising and public relations services on our behalf. We are still entitled to $4,812,340 of advertising for shares already issued. We intend to incur significant expenditures on additional advertising and promotional programs and activities in the future, however our ability to put in place an effective media relations plan is impacted by our limited cash flow and concerns over additional dilution of common stock. Future expenditures, which may not be sufficient, may not result in a sufficient increase in revenues to cover our advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of our sales may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.

WE  ARE  UNCERTAIN  WE  CAN  OBTAIN  THE  CAPITAL  TO  GROW  OUR  BUSINESS.

     To fully realize our business objectives and potential, we may require significant additional financing. Based on our current operating plan, we anticipate that we may require additional financing by May 2001. In the past, we have been largely dependent upon private convertible debt and financing through the exercise of stock options when we required funds. We also issued common stock in exchange for services. We may need to raise additional funds in the future to:

-     fund  more  aggressive  brand  promotion  or  more  rapid  expansion;

-     develop  new  or  enhanced  services;  and

-     respond  to  competitive  pressures  or  to  make  acquisitions.

     We may be unable to obtain required additional financing on terms favorable to us. If adequate funds are not available on acceptable terms, and we cannot exchange shares of common stock for services, we may be unable to:

-     fund  our  expansion;

-     successfully  promote  our  brand;

-     develop  or  enhance  services;

-     respond  to  competitive  pressures;  or

-     take  advantage  of  acquisition  opportunities.

     Additional financing may be debt, equity or a combination of debt and equity. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends.

OUR COMPETITORS OFTEN PROVIDE INTERNET ACCESS OR COMPUTER HARDWARE TO OUR POTENTIAL CUSTOMERS AND THEY COULD MAKE IT DIFFICULT FOR OUR CUSTOMERS TO ACCESS OUR SERVICES.

     Our potential users must access our services through an Internet service provider, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as America Online, or a computer or computing device manufacturer offers online services or properties that are competitive with ours, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by us, our business, operating results and financial condition will be materially adversely affected because we may be unable to increase our revenues in an amount that is sufficient to sustain our operations.

IF  INTERNET  USAGE DOES NOT GROW, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN
TO  INCREASE  OUR  OPERATIONS.

     Our business will be unable to succeed if Internet usage does not continue to grow or grows at significantly lower rates compared to current trends. The continued growth of the Internet depends on various factors, many of which are outside our control. These factors include, but are not limited to the following factors:

-     the Internet infrastructure's ability to support the demands placed on it;

- the public's concerns regarding security and authentication concerns with respect to the transmission over the Internet of confidential information, such as credit card numbers and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

- the public's concern regarding privacy issues, including those related to the ability of web sites to gather user information without the user's knowledge or consent.

OUR INABILITY TO ADAPT TO EVOLVING INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS MAY IMPEDE OUR FUTURE GROWTH.

     To be successful, we must adapt to rapidly changing Internet technologies and customer demands. To that end, we must continually enhance our products and services and introduce new services to address our customers' changing needs. If we need to modify our services or infrastructure to adapt to changes affecting providers of Internet services, we could incur substantial development or acquisition costs. If we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our customers may switch to the product and service offerings of our competitors or potential competitors.

     Furthermore, our competitors or potential competitors may develop novel Internet applications that are equal or superior to our services. As a result, customer demand for our services may decrease.

IF OUR SYSTEMS DO NOT PERFORM AS EXPECTED, OUR POTENTIAL REVENUES MAY BE SIGNIFICANTLY REDUCED.

     Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in our responsiveness could result in delays in the full launch of our web site or reduced user traffic on our web site and therefore cause a reduction in potential revenues. Our web site and data are backed-up on tapes and are stored remotely. Although we believe that our current back-up methods are adequate, we cannot assure you that the back-up tapes will not cause an interruption in our service. Computer viruses, electronic break-ins or other similar disruptions could also affect our web site. Our users and customers depend on Internet service providers, online service providers and other web site operators for access to our web site. Each of these providers has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and other similar events. Our insurance policies have low coverage limits and may not adequately compensate us for losses that may occur due to interruptions in our service.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR ARE HELD LIABLE FOR INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE FORCED TO DEVOTE SIGNIFICANT TIME, ATTENTION AND MONEY TO DEFEND THESE CLAIMS.

     Third parties may infringe or misappropriate our trademarks or other proprietary rights, which could injure our reputation and business. We may be subject to or may initiate proceedings in the United States Patent and Trademark Office, which may demand significant financial and management resources. While we enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

     Many parties are actively developing search, indexing, e-commerce and other Internet related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future.

     Although we believe our products and information system do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us. From time to time in the ordinary course of business we may be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should this occur, could further subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention and a reduction in any potential profits. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

IF WE ARE HELD LIABLE FOR PUBLISHING CERTAIN CONTENT ON THE INTERNET, WE MAY BE FORCED TO DEVOTE SIGNIFICANT RESOURCES TO DEFEND THOSE CLAIMS.

     As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. If a plaintiff were to bring a claim against our company, we would incur legal expenses associated with defending the litigation. Furthermore, there exists the possibility that we may not prevail. Litigating any one of these claims would be time-consuming and expensive to defend and could impair our ability to become profitable.

IF WE EVER DECIDE TO COLLECT PERSONAL INFORMATION ABOUT OUR USERS, WE MAY FACE POTENTIAL LIABILITY FOR INVASION OF PRIVACY.

     Although we have a policy against using personal information, current computing and Internet technology allows us to collect personal information about our users. We may decide in the future to compile and provide such information to our electronic commerce partners. If we begin collecting such information, we may face potential liability for invasion of privacy for compiling and providing to our electronic commerce partners information based on questions asked by users and visitors on our web site. Because we may not obtain permission from users to distribute this information, we may potentially face liability for invasion of privacy.

IF A NEW LAW OR NEW GOVERNMENT REGULATION IS CREATED PERTAINING TO THE INTERNET, IT COULD DECREASE THE DEMAND FOR OUR SERVICES OR INCREASE THE COST OF DOING BUSINESS.

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services or increase our cost of doing business. There is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like ours that provide electronic commerce services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy, advertising and other issues is uncertain and developing.

     We file tax returns in such jurisdictions as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and adversely affect our opportunity to become profitable.

     The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. This legislation, known as the Internet Tax Freedom Act was enacted on October 1, 1998 and ends on October 21, 2001. The legislation imposes only a three-year moratorium on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

     Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition.

SINCE WE PLAN TO ENTER INTO REVENUE-SHARING CONTRACTS WITH THIRD PARTIES, THIS EXPOSURE MAY SUBJECT US TO LEGAL RISKS AND POSSIBLE LIABILITIES.

     As part of our business, we plan to enter into agreements with sponsors, content providers, service providers and merchants. As a result, we will be entitled to receive a share of revenues from the purchase of goods and services by users of our online properties. Such arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us against all potential liability.

     Some of the risks that may result from these arrangements with businesses engaged in electronic commerce include, but are not limited to the following:

- potential liabilities for illegal activities that may be conducted by participating merchants;

- product liability or other tort claims relating to goods or services sold through third-party commerce web sites;

-     consumer  fraud  and  false  or  deceptive advertising or sales practices;

-     breach  of  contract  claims  relating  to  merchant  transactions;

- claims that materials included in merchant web sites or sold by merchants through these web sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; and

- claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from electronic commerce transactions.

     Even to the extent that such claims do not result in material liability, investigating and defending such claims could cause a strain on our finances, damage our reputation and distract the attention of our management.

SINCE OUR CURRENT AND FORMER OFFICERS AND DIRECTORS OWN A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, THEY ARE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REGARDING STOCKHOLDER APPROVAL.

     As of December 12, 2000, our current executive officers, directors and their affiliates beneficially own (or control via proxy) in the aggregate
8,336,667 shares or approximately 15% of our current issued and outstanding common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing an acquisition or change in control of our company, which could significantly reduce our stock price.

     Further, as of December 12, 2000, Maurice Simpson, Dana Shaw and William Murray (former executive officers of our company and/or certain of its subsidiaries) beneficially own in the aggregate 17,225,000 shares or 31.5% of our currently issued and outstanding common stock. This concentration of stock with individuals with which we are currently in dispute may also have the effect of delaying or preventing approval of transactions and events requiring stockholder approval.

SINCE THE MARKET FOR STOCKS OF INTERNET COMPANIES HISTORICALLY HAS EXPERIENCED EXTREME PRICE FLUCTUATIONS, OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The market for the stocks of Internet-related companies has experienced extreme price and volume fluctuations. The market price of our common stock may be volatile and may decline. In the past, securities class action litigation has often been initiated against companies following periods of volatility in the market price of their securities. If initiated against us, regardless of the outcome, litigation could result in substantial costs and a diversion of our management's attention and resources.

IF HOLDERS OF OUR CONVERTIBLE DEBENTURES CONVERT THE DEBENTURES OR EXERCISE THEIR WARRANTS, OUR COMMON STOCK MAY BE DILUTED AND SALES OF THE SHARES MAY REDUCE OUR STOCK PRICE.

     The existence of warrants and convertible debentures may make it more difficult for us to raise capital when necessary and may depress the market price of our common stock in any market that may develop for such securities. Future sales of a substantial number of shares of our common stock in the public market could reduce the market price of the stock. It could also impair our ability to raise additional capital by selling more of our common stock.

THE CONVERSION OF OUR OUTSTANDING CONVERTIBLE DEBENTURES AND THE PAYMENTS FOR ADVERTISING SERVICES MAY MAKE IT DIFFICULT TO EVALUATE A SHAREHOLDER'S EQUITY POSITION IN THE COMPANY AND MAY RESULT IN SHAREHOLDER DILUTION.

     The number of shares of our common stock issuable upon conversion of our outstanding convertible debentures will fluctuate based on the average closing bid price of our common stock as listed on the OTC Electronic Bulletin Board for the three lowest three days (which need not be consecutive) in the prior twenty days. The number of shares of our common stock issuable upon exercise from time to time under the second component of the media and advertising services agreement with Sivla, Inc. (should we decide to utilize the second component of the agreement) will fluctuate based on the average market price of our common stock as listed on the OTC Electronic Bulletin Board for the month prior to the date the services are rendered. Therefore, the percentage of our common stock held by a shareholder on any given day may be substantially different from another day depending on our common stock's closing bid prices, as the number of shares of our common stock issuable pursuant to our convertible debentures, and potentially, our media and services agreement with Sivla, Inc. may vary significantly from day to day. Further, the fluctuation in stock price may require us to issue a larger than expected number of shares upon conversion of the debentures or performance of services under the media and advertising agreement, which could substantially dilute the stockholders' ownership position. At the present time, the Company does not intend to utilize the second component of the media and services agreement with Silva, Inc.

THE PREVAILING MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SALES OF A SUBSTANTIAL NUMBER OF SHARES INTO THE PUBLIC MARKET

     As of December 12, 2000, there were 54,659,217 shares of our common stock outstanding. Of the outstanding shares, 37,382,500 are subject to the volume limitations on sale set forth in Rule 144 of the Securities Exchange Act of 1934. Sales of the shares issued in private transactions, as well as the common stock issuable upon conversion of the convertible debentures and upon exercise of the warrant, may affect the market price of our common stock.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD REDUCE THE PRICE OF OUR COMMON STOCK.

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market. Likewise, the perception that these sales could occur may result in the decline of the market price of our common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

PROVISIONS  IN  OUR  CHARTER  OR  AGREEMENTS  MAY  PREVENT  OR DELAY A CHANGE OF
CONTROL.

     Provisions of our certificate of incorporation and bylaws as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of December 12, 2000, we have issued the following (or are required to additional shares of common stock as the result of our receipt of conversion notices form the holders of the debentures so that our capitalization is as follows): (1) 364,000 stock options to purchase common stock; (2) 721,765 warrants to purchase common stock and (3) $3,500,000 of convertible debentures (with a remaining principal balance of $2,960,000 convertible into shares of common stock based upon applicable conversion price of our common stock at the time of conversion). The issuance of additional shares of common stock or convertible securities could, among other things, have the following effect:

- delay, defer or prevent an acquisition or a change in control of our company;

-     discourage  bids  for our common stock at a premium over the market price;
or

- reduce the market price of, and the voting and other rights of the holders of, our common stock.

     Furthermore, we are subject to Nevada laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. In addition, certain provisions of our certificate of incorporation and by-laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS.

     We have not paid dividends on our common stock or preferred stock and do not expect to do so in the foreseeable future.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     We  currently  lease  office  space  at  the  following  three  locations:

- We lease approximately 900 square feet of office space located at 444 Victoria Street, Suite 370, Prince George, British Columbia under a lease which expires on January 31, 2001 for annual rent of approximately $10,400, plus our share of operating expenses;

- We lease approximately 3,500 square feet of office space located at 39-1835 56th Street, Delta, British Columbia, under a lease which expires on July 3, 2003 for annual rent of approximately $26,000; and

- We lease approximately 7,936 square feet of office space located at 1521 56th Street, Delta, British Columbia under a lease which expires on April 30, 2005 for annual rent of approximately $51,000, plus our share of operating expenses

     We believe that our space is adequate for our immediate needs. These premises are used for office space and as the facility for our computer equipment and we believe that they are adequately covered by insurance.

ITEM  3.     LEGAL  PROCEEDINGS.

     On November 24, 2000, Fetchomatic.com Online Inc. (our subsidiary) filed a writ of summons in the Supreme Court of British Columbia (Vancouver Registry) against Maurice Simpson, Barbara Ann Jones Simpson, Robert Simpson, Brennan Simpson, Robert Matthew Simpson, Novacom Marketing Inc., and Dana Shaw. Maurice Simpson and Dana Shaw are former directors of our company and directors and officers of Fetchomatic.com Online Inc. Maurice Simpson also served as an officer of our company. As of the date of this Annual Report, William Murray, a former officer of Fetchomatic.com Online Inc., has not been named as a party to this lawsuit. However, we have discontinued his monthly consulting fee effective October 31, 2000 and are investigating our options for setting aside the termination provisions of his agreement.

     The writ alleges, among other things, various breaches of fiduciary and contractual duties owed to Fetchomatic.com Online Inc. by Maurice Simpson and Dana Shaw. The action seeks, among other things, (i) damages for breach of fiduciary duty and breach of contact; (ii) a declaration that Maurice Simpson and Dana Shaw committed repudiatory breaches of their respective Consulting Agreements and the Share Exchange Agreement (dated September 29, 1999), pursuant to which they received shares of our common stock; and (iii) a declaration that we and our subsidiary validly terminated the future obligations of performance under such Consulting Agreements and under the Share Exchange Agreement. In the event of a determination adverse to our subsidiary, we may incur substantial monetary liability that could have a material adverse effect on our financial position and results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the year ended July 31, 2000.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The shares of our common stock are quoted in the United States on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "FGLB". The following table sets forth the range of high and low bid quotations for our common stock for each of the quarters of the fiscal year ended July 31, 1999 and for each of the quarters of the fiscal year ending July 31, 2000. Our common stock began quotation on the OTCBB under the symbol "FGII" on July 9, 1999 and under the symbol "FGLB" on June 9, 2000. Prior to July 9, 1999, there was no public market for our securities. The quotations represent inter-dealer prices without retail markup, mark down or commission and may not necessarily represent actual transactions.

     Year  Ended  July  31,  2000                              High          Low
                                                               ----          ---

          First  Quarter                                       $2.88       $0.78
          Second  Quarter                                      $2.03       $0.94
          Third  Quarter                                       $3.53       $1.38
          Fourth  Quarter                                      $2.44       $1.06

     Year  Ended  July  31,  1999

          July  9, 1999 to July 31, 1999                       $2.50       $0.63

     On December 8, 2000, the closing bid price as quoted by the OTCBB for our common stock was $0.33. Our common shares are issued in registered form. Pacific Stock Transfer (5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 (telephone: (702) 361-3033, facsimile (702) 732-7890) is the registrar and transfer agent for our common shares. As of December 12, 2000, there were approximately 133 holders of record of our common stock. This number of stockholders does not include stockholders who hold our securities in street name.

     We have not issued any cash dividends since our inception, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although there is no restrictions on our ability to pay dividends, the payment of dividends, if any, rests within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors.

Recent  Sales  of  Unregistered  Shares

     On November 3, 1999, we closed the share exchange agreement with Maurice Simpson, Dana Shaw and William Murray (the stockholders of Fetchomatic.com
Online Inc, then known as SSA Coupon Ltd.) to acquire all the issued and outstanding shares of Fetchomatic.com Online Inc. in exchange for 19,000,000 shares of our common stock. At the conclusion of the agreement, Fetchomatic.com Online Inc. became our wholly-owned subsidiary. The shares were issued to the three individuals residing outside of the United States in an "offshore transaction" relying on Regulation S of the Securities Act of 1933 (see
"Description  of  Business"  for  further  details  of  the  share  exchange).

     On May 16, 2000, we issued 8,812,500 shares of our common stock to Venture Capital Media Group (an affiliate of Sivla, Inc.) pursuant to the Advertising and Media Services Agreement, dated March 30, 2000. A further 2,937,500 shares of common stock were issued to Venture Capital Media Group on July 28, 2000 in connection with the first component of this Agreement. These shares were issued to these two entities pursuant to sections 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended. We completed an SB-2 filing with respect to the 2,937,500 common shares to qualify them for resale by the holders (see "Description of Business" for further details on the Advertising and Media Services Agreement).

     On May 1, 2000, in a private placement transaction, we issued 7% convertible debentures in the aggregate principal amount of $3,500,000, due May 1, 2003, to Collinson Road, LLC. The debentures may be converted into shares of our common stock at the option of the holders of such debentures, in whole or in part at any time and from time to time. The number of shares of common stock issuable upon a conversion is based on the conversion price in effect at the time of conversion. The conversion price is the lesser of (i) $2.295 and (ii) 80% of the average of the lowest three per share market values (determined as the last closing bid price per share), which need not occur on consecutive days, during the twenty (20) trading days immediately preceding the applicable conversion date. In the event of a conversion, the holder of the debenture exercising its right to convert will receive a number of shares of common stock equal to the sum of (i) the quotient obtained by dividing (x) the outstanding principal of the debenture to be converted and (y) the conversion price, and
(ii) the amount of interest accrued on the principal amount of the debentures to be converted as of the date of conversion divided by the conversion price. Any convertible debentures outstanding on May 1, 2003 automatically convert into shares of our common stock at the then applicable conversion price. The convertible debentures are redeemable under certain circumstances as stated therein.

     In connection with the private placement of our convertible debentures, we issued to Collinson Road, LLC a non-forfeitable, fully vested detachable warrant to purchase up to 521,765 shares of our common stock at a price per share of $2.295, exercisable on or after May 1, 2000 and expiring on May 1, 2005. The exercise price and number of shares of common stock issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, including, but not limited to our issuance of a stock dividend, stock splits, reclassification of our common stock or compulsory share exchange pursuant to which our common stock is converted into other securities, or sales of shares of our common stock for less than the exercise price.

     The sale of the convertible debentures and warrant to Collinson Road LLC was exempt from registration pursuant to Section 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     In connection with the convertible debenture financing, we issued 87,500 shares of our common stock each to Ira Terk and Next Millenium Capital Holdings as a finder's fees relying on section 4(2) of the Securities Act of 1933, as amended. Also in connection with the convertible debenture financing, we made cash payments for finder's fees to Next Millennium Capital Holdings in the amount of $225,000 and to Merchant Bancorp in the amount of $125,000.

     On June 9, 2000, we entered into an agreement with OTC Live, Inc. to acquire investor relations and internet profiling services in exchange for 100,000 shares of our common stock. We issued the shares pursuant to section 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     On December 17, 1999, we entered into an agreement with Lawrence Adams Ltd. to obtain marketing and investor relation services for a period of one year. In connection with the agreement, we issued 100,000 shares of our common stock and non-forfeitable, fully vested warrants to purchase (1) up to 100,000 shares of our common stock at a price per share of $1.09, and (2) up to 100,000 shares of our common stock at a price per share of $3.00. All of the warrants issued under this agreement are exercisable on or after December 17, 1999 and expire at the close of business on December 17, 2003. The number of shares of common stock issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to stock splits, consolidation or reclassification of our common stock or compulsory share exchange pursuant to which our common stock is converted into other securities.

     On November 2, 2000, we issued 200,000 shares of our common stock to Kramer Group LLC in connection with the marketing services agreement dated September 20, 2000 (see "Description of Business" for more details of the marketing services agreement). We issued the shares pursuant to section 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM  6.     MANAGEMENT'S  PLAN  OF  OPERATION.

     The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, assumptions and beliefs, and that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section titled "Risk Factors" in Item 1 of this Annual Report.

     We were formed under the laws of the State of Nevada on August 27, 1998 under the name "Forest Glade International Inc." Our name change to "Fetchomatic Global Internet Inc." was approved by the State of Nevada on June 2, 2000. Until the acquisition of 100% of the issued and outstanding shares of SSA Coupon Ltd. on November 3, 1999, we were principally engaged in the ownership and operation of a mobile home park in British Columbia, Canada. Our wholly-owned subsidiary, SSA Coupon Ltd. (now Fetchomatic.com Online Inc.), incorporated in British Columbia, Canada on September 24, 1998 is developing www.fetchomatic.com, a web site with an integrated search engine and portal that utilizes a geographical searching capability. With divestiture of the mobile home park in June 2000, our primary business focus is the development and launch of www.fetchomatic.com.

     The Company has recently gone through a major reorganization. During that reorganization, which commenced October 26, 2000 and is expected to end on or before December 31, 2000, the Company has designed a new Web portal. Additionally, it expects to have fully-developed its new search engine by the end of the 2000 calendar year. In any case, the Company has sufficient capital to complete the reorganization as discussed.

     Our objective is to be the first graphical portal on the Web with a geographical-based one-click product, services and business locater incorporating our Targeted Advertising Banner System ("TABS"). In certain cases, we will provide this technology to other companies as licensees.

     We have developed a plan of operations for the twelve months commencing January 1, 2001 and ending December 31, 2001.

     Our primary objectives over the next twelve months will be to complete the following:

-     continue  development  and  redesign  of  the  web  portal;

-     upgrade  the  site  to  include  additional forms of content and services;

- commence sales and marketing initiatives, including implementation of in-house and external sales team and a public relations campaign which will provide us with exposure to the consumer and investment communities;

- implement targeted advertising campaigns to support the sales and branding requirements;

-     development  of  partnerships  and  strategic  alliances;  and

- enhance and further develop our current technology to increase performance and usability.

CASH  REQUIREMENTS

     We will require a minimum of $1.9 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of $1.9 million are based on our estimates of operational costs for the period ending December 31, 2001. We estimate that $289,000 is required to hire marketing and sales persons and to implement our planned sales and marketing program. We estimate that $100,000 will be required to support a shareholder communications program, $125,000 will be required for the continued development and enhancement of www.fetchomatic.com, $100,000 will be required for equipment purchases and the balance of $1,286,000 will be required to support general corporate expenses and operating expenses.

     We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants and stock options or by obtaining further debt financing.
Additionally, we will explore the possibility of raising funds by way of government grants made available to high-technology companies operating in Canada.

ADVERTISING  AND  MARKETING

     We plan on expending $289,000 of cash in the twelve months ended December 31, 2001 in marketing, advertising and promotional expenses in connection with the launch of our web portal and to develop brand awareness of our products and services. As well, we will utilize the balance of advertising due to us pursuant to the first component of our agreement with Sivla, Inc. We will issue further shares of our common stock as necessary to cover a significant amount of expenses in relation to advertising and marketing. See Item 1 - Description of Business for more details.

RESEARCH  AND  DEVELOPMENT

     We expect to spend $125,000 in the twelve months ending December 31, 2001 in further developing its search engine during 2001. These monies will be spent on expanding the scope and sophistication of our search engine.

     From inception to July 31, 2000, we have spent approximately $649,000 (including $610,000 during the year ended July 31, 2000) on construction of our web site and on development of our search engine (excluding the costs of computer hardware and equipment). To July 31, 2000, we have deferred on our consolidated balance sheet approximately $495,000 of these development costs
(incurred in fiscal 2000) with the remaining development costs of $154,000 charged to our consolidated statement of operations, including $116,000 in fiscal 2000.

PERSONNEL

     As of July 31, 2000, our staff consisted of 20 full-time employees, 15 full-time consultants and 2 part-time consultants. In the next twelve months, we plan to hire sales and marketing personnel for the implementation of a in-house sales and marketing team.

PURCHASE  OR  SALE  OF  EQUIPMENT

     We expect to purchase approximately $100,000 in equipment associated with the further development of its search engine. We will also continue to purchase other computer hardware and software required for our ongoing operations.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     We expect that we will spend approximately $107,000 per month on general corporate and operating expenses, which includes salaries, rent, legal, accounting and other general corporate expenses.

OTHER  MATTERS  DISCUSSED  BY  MANAGEMENT

     Proceeds on the exercise of 3,250,000 stock options totalling $3,542,500 were received by Northern Business Consultants Ltd. on our behalf from various optionees. Certain amounts received by Northern Business Consultants Ltd. were forwarded to us or used to pay for expenses incurred on our behalf. At July 31, 2000, proceeds yet to be forwarded to us or used for expenses totaled $1,874,250. Due to concerns over the likelihood of recovery of the balance outstanding, we have fully provided for the amount outstanding as a write-down of amounts receivable in the year ended July 31, 2000. We are also reviewing all expenses paid by Northern Business Consultants Ltd. on our behalf and intend to vigorously pursue collection of all amounts owing to us on exercise of stock options.

ITEM  7.     FINANCIAL  STATEMENTS

     Our consolidated financial statements are stated in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

     The consolidated financial statements are attached hereto and are found immediately following the text of this Annual Report. The Independent Auditors' Report of BDO Dunwoody LLP, Chartered Accountants, on the consolidated audited financial statements for the fiscal years ended July 31, 2000 and 1999 is included herein immediately preceding the audited financial statements.

The  Company's  Consolidated  Audited  Financial  Statements  include:

     Independent  Auditors'  Report,  dated  October  26,  2000.

     Consolidated  Balance  Sheet  at  July  31,  2000.

     Consolidated Statements of Operations for the Year Ended July 31, 2000, for the period from September 24, 1998 (inception) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Consolidated Statements of Cash Flows for the Year Ended July 31, 2000, for the period from September 24, 1998 (inception) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Summary  of  Significant  Accounting  Policies.

     Notes  to  the  Consolidated  Financial  Statements.

     At July 31, 2000, we were considered a development stage company. As a result of our acquisition of Fetchomatic.com Online Inc. (formerly SSA Coupon Ltd.) via reverse acquisition on November 3, 1999, our financial statements are presented as a continuation of Fetchomatic.com Online Inc. Accordingly, financial information pertaining to periods prior to the acquisition is that of Fetchomatic.com Online Inc.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  YEAR  ENDED  JULY  31,  2000

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  YEAR  ENDED  JULY  31,  2000


                                                                        CONTENTS


INDEPENDENT  AUDITORS'  REPORT


CONSOLIDATED  FINANCIAL  STATEMENTS

     Balance  Sheet

     Statements  of  Operations

     Statement  of  Changes  in  Stockholders'  Equity  (Deficit)

     Statements  of  Cash  Flows

     Summary  of  Significant  Accounting  Policies

     Notes  to  the  Financial  Statements

                                                    INDEPENDENT AUDITORS' REPORT



To the Directors and Stockholders of fetchOmatic Global Internet Inc.
(formerly  Forest  Glade  International  Inc.)


We have audited the Consolidated Balance Sheet of fetchOmatic Global Internet Inc. (a development stage company) and subsidiaries as at July 31, 2000 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity (Deficit) and Cash Flows for the year ended July 31, 2000, for the period from September 24, 1998 (inception) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of fetchOmatic Global Internet Inc. (a development stage company) as at July 31, 2000 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity (Deficit) and Cash Flows for the year ended July 31, 2000, for the period from September 24, 1998 (incorporation) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Dunwoody LLP

Chartered  Accountants

Vancouver,  Canada
October  26,  2000


FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Consolidated  Balance  Sheet


JULY 31                                                                             2000
-------------------------------------------------------------------------  -------------
ASSETS

CURRENT
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $  1,982,923
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87,808
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,812
                                                                           -------------

                                                                              2,108,543

PROPERTY AND EQUIPMENT (Note 4) . . . . . . . . . . . . . . . . . . . . .       801,219
SOFTWARE DEVELOPMENT COSTS. . . . . . . . . . . . . . . . . . . . . . . .       494,522
DEFERRED FINANCING COSTS (Note 6) . . . . . . . . . . . . . . . . . . . .       581,976
                                                                           -------------

                                                                           $  3,986,260
                                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    250,447
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        88,050
  Demand loans payable (Note 5) . . . . . . . . . . . . . . . . . . . . .        42,626
                                                                           -------------

                                                                                381,123

CONVERTIBLE DEBENTURES (Note 6) . . . . . . . . . . . . . . . . . . . . .     2,589,861
                                                                           -------------

                                                                              2,970,984
                                                                           -------------

STOCKHOLDERS' EQUITY
  Capital stock (Note 7)
    Authorized
        200,000,000 common shares, par value $0.001
    Issued
          53,561,000 common shares. . . . . . . . . . . . . . . . . . . .        53,561
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    35,400,279
   Deficit accumulated in the development stage . . . . . . . . . . . . .   (17,015,713)
   Accumulated other comprehensive income - foreign currency translation.        30,752
                                                                           -------------

                                                                             18,468,879
   Deferred advertising costs and stock subscriptions receivable (Note 7)   (17,453,603)
                                                                           -------------

                                                                              1,015,276
                                                                           -------------

                                                                           $  3,986,260
                                                                           =============


See the accompanying summary of significant accounting policies and notes to the consolidated financial statements.


FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Consolidated  Statements  of  Operations


                                                                                         Cumulative
                                                                         Period from    Period from
                                                                        September 24   September 24
                                                             Year              1998            1998
                                                            Ended       (Inception)     (Inception)
                                                           July 31       to July 31      to July 31
                                                             2000          1999 (a)         2000
                                                        --------------  --------------  -----------
EXPENSES
  Administration (including stock option compensation
    of $3,800,000 in 2000, (Note 9)) . . . . . . . . .  $   4,198,042   $      80,640   $ 4,278,682
  Advertising and promotion. . . . . . . . . . . . . .      6,567,500               -     6,567,500
  Corporate finance and Communications . . .. . . . . .       878,491               -       878,491
  Depreciation . . . . . . . . . . . . . . . . . . . .        153,362               -       153,362
  Professional fees. . . . . . . . . . . . . . . . . .        155,113               -       155,113
  Research and development . . . . . . . . . . . . . .        115,781          39,900       155,681
  Write-down of amounts receivable (Note 11) . . . . .      2,544,356         114,814     2,659,170
                                                        -------------  --------------  ------------

                                                           14,612,645         235,354    14,847,999

INTEREST AND FINANCING COSTS (Note 6). . . . . . . . .      1,600,212               -     1,600,212
                                                        --------------  --------------  -----------

LOSS FROM CONTINUED OPERATIONS . . . . . . . . . . . .     16,212,857         235,354    16,448,211

LOSS FROM DISCONTINUED OPERATIONS,
  net of tax (Note 3). . . . . . . . . . . . . . . . .        567,502               -       567,502
                                                        --------------  --------------  -----------

NET LOSS FOR THE PERIOD. . . . . . . . . . . . . . . .  $  16,780,359   $     235,354   $17,015,713
------------------------------------------------------  ==============  ==============  ===========

LOSS PER SHARE - BASIC AND DILUTED
  From continued operations. . . . . . . . . . . . . .  $       (0.44)  $       (0.01)
  Discontinued operations (Note 3) . . . . . . . . . .          (0.02)              -
                                                        --------------  --------------

  After discontinued operations. . . . . . . . . . . .  $       (0.46)  $       (0.01)
------------------------------------------------------  ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . .     36,145,419      19,000,000
------------------------------------------------------  ==============  ==============

(a) Represents the results of operations of fetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.)


See the accompanying summary of significant accounting policies and notes to the consolidated financial statements.



FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Consolidated  Statements  of  Changes  in  Stockholders'  Equity  (Deficit)


JULY 31, 2000 AND 1999
------------------------------------------------------------------


                                                                                                                        Deficit
                                                                                                                    Accumulated
                                                                                                     Additional          in the
                                                                             Common Shares            Paid-in       Development
                                                                       Number           Amount        Capital             Stage
                                                                      -------------  ------------  -------------  --------------

Initial capital contributions to SSA Coupon Ltd. on September 24,
 1998 at C$0.01 per share. . . . . . . . . . . . . . . . . . . . .            100  $         66  $          -   $            -

Capital contributions by Forest Glade during the period. . . . . .              -             -       175,000                -

Net loss for the period. . . . . . . . . . . . . . . . . . . . . .              -             -             -         (235,354)
                                                                    -------------  ------------  -------------   ---------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . . . . .            100            66       175,000         (235,354)

Adjustment for the issuance of common stock on reverse
 acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,999,900        18,934       (18,934)               -
                                                                    -------------  ------------  -------------  ---------------

                                                                       19,000,000        19,000       156,066         (235,354)

Issuance of common stock by SSA Coupon Ltd. prior to
 acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -            14                -

Capital contributions by Forest Glade prior to acquisition . . . .              -             -       355,000                -

Adjustment for the stockholders' equity of the Company
 at the acquisition date . . . . . . . . . . . . . . . . . . . . .     17,800,000        17,800      (547,800)               -

Stock option compensation (Note 9) . . . . . . . . . . . . . . . .              -             -     3,800,000                -

Issuance of common stock on exercise of stock options at
 $1.09 per share (Notes 7 and 9) . . . . . . . . . . . . . . . . .      4,636,000         4,636     5,048,604                -

Issuance of common stock for services:
- in January 2000 at $1.25 per share (Note 7). . . . . . . . . . .        100,000           100       124,900                -
- in June 2000 at $1.78 per share (Note 7) . . . . . . . . . . . .        100,000           100       177,900                -
- in June 2000 for finders fees at $1.06 per share (Note 6). . . .        175,000           175       185,325                -

Issuance of warrants for services (Note 7) . . . . . . . . . . . .              -             -       192,800                -

Issuance of common stock for advertising:
- in May and July 2000 at $2 per share (Note 7). . . . . . . . . .     11,750,000        11,750    23,488,250                -

Beneficial conversion feature and value of warrants on
 convertible debentures (Note 6) . . . . . . . . . . . . . . . . .              -             -     2,419,220                -
                                                                    -------------  ------------  -------------  ---------------

                                                                       53,561,000        53,561    35,400,279         (235,354)
                                                                    -------------  ------------  -------------   ---------------

Net loss for the year. . . . . . . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)

Foreign currency translation adjustments . . . . . . . . . . . . .              -             -             -                -
                                                                    -------------  ------------  -------------   ---------------

    Total comprehensive loss . . . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)
                                                                    -------------  ------------  -------------   ---------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . . . . .     53,561,000  $     53,561  $ 35,400,279   $  (17,015,713)
------------------------------------------------------------------  =============  ============  =============   ===============


JULY 31, 2000 AND 1999
------------------------------------------------------------------

                                                                                      Deferred
                                                                     Accumulated     Advertising
                                                                        Other         Costs and          Total
                                                                    Comprehensive    Subscriptions    Stockholders
                                                                        Income        Receivable     Equity (Deficit)
                                                                    --------------  ---------------  -----------------

Initial capital contributions to SSA Coupon Ltd. on September 24,
 1998 at C$0.01 per share. . . . . . . . . . . . . . . . . . . . .  $            -  $            -   $             66

Capital contributions by Forest Glade during the period. . . . . .               -               -            175,000

Net loss for the period. . . . . . . . . . . . . . . . . . . . . .               -               -           (235,354)
                                                                    --------------  ---------------  -----------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . . . . .               -               -            (60,288)

Adjustment for the issuance of common stock on reverse
 acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               -                  -
                                                                    --------------  ---------------  -----------------

                                                                                 -               -            (60,288)

Issuance of common stock by SSA Coupon Ltd. prior to
 acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               -                 14

Capital contributions by Forest Glade prior to acquisition . . . .               -                            355,000

Adjustment for the stockholders' equity of the Company
 at the acquisition date . . . . . . . . . . . . . . . . . . . . .               -               -           (530,000)

Stock option compensation (Note 9) . . . . . . . . . . . . . . . .               -               -          3,800,000

Issuance of common stock on exercise of stock options at
 $1.09 per share (Notes 7 and 9) . . . . . . . . . . . . . . . . .               -        (190,359)         4,862,881

Issuance of common stock for services:
- in January 2000 at $1.25 per share (Note 7). . . . . . . . . . .               -               -            125,000
- in June 2000 at $1.78 per share (Note 7) . . . . . . . . . . . .               -               -            178,000
- in June 2000 for finders fees at $1.06 per share (Note 6). . . .               -               -            185,500

Issuance of warrants for services (Note 7) . . . . . . . . . . . .               -               -            192,800

Issuance of common stock for advertising:
- in May and July 2000 at $2 per share (Note 7). . . . . . . . . .               -     (17,263,244)         6,236,756

Beneficial conversion feature and value of warrants on
 convertible debentures (Note 6) . . . . . . . . . . . . . . . . .               -               -          2,419,220
                                                                    --------------  ---------------  -----------------

                                                                                 -     (17,453,603)        17,764,883
                                                                    --------------  ---------------  -----------------

Net loss for the year. . . . . . . . . . . . . . . . . . . . . . .               -               -        (16,780,359)

Foreign currency translation adjustments . . . . . . . . . . . . .          30,752               -             30,752
                                                                    --------------  ---------------  -----------------

    Total comprehensive loss . . . . . . . . . . . . . . . . . . .          30,752               -        (16,749,607)
                                                                    --------------  ---------------  -----------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . . . . .  $       30,752  $  (17,453,603)  $      1,015,276
------------------------------------------------------------------  ==============  ===============  =================

See the accompanying summary of significant accounting policies and notes to the consolidated financial statements.



FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Consolidated  Statements  of  Cash  Flows


                                                                                            Cumulative
                                                                           Period from      Period from
                                                                          September 24     September 24
YEAR                                                          Year                1998             1998
ENDED                                                        Ended         (Inception)      (Inception)
JULY 31                                                      July 31        to July 31       to July 31
                                                              2000            1999 (a)             2000
                                                            --------      -----------      ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . . . . .  $ (16,780,359)  $    (235,354)  $(17,015,713)
  Adjustments to reconcile net loss to net cash used
     in operating activities
       Write-down of amounts receivable. . . . . . . . .      2,544,356         114,814      2,659,170
       Amortization and depreciation of property and
         equipment and goodwill. . . . . . . . . . . . .        223,259               -        223,259
       Amortization of deferred financing costs. . . . .         52,907               -         52,907
       Loss on sale of trailer park. . . . . . . . . . .        478,560               -        478,560
       Expenses settled with common stock and warrants .      6,732,556               -      6,732,556
       Stock option compensation . . . . . . . . . . . .      3,800,000               -      3,800,000
       Beneficial conversion feature on convertible
         debentures and amortization of discount . . . .      1,509,361               -      1,509,361
   (Increase) decrease in assets
      Receivables. . . . . . . . . . . . . . . . . . . .        (87,808)              -        (87,808)
      Prepaid expenses . . . . . . . . . . . . . . . . .        (30,001)         (4,174)       (34,175)
    Increase (decrease) in liabilities
      Accounts payable . . . . . . . . . . . . . . . . .         49,649         117,635        167,284
      Accrued expenses . . . . . . . . . . . . . . . . .         88,050               -         88,050
                                                          --------------  --------------  -------------
                                                             (1,419,470)         (7,079)    (1,426,549)
                                                          --------------  --------------  -------------

INVESTING ACTIVITIES
  Proceeds on sale of discontinued operations. . . . . .        135,000               -        135,000
  Software development costs . . . . . . . . . . . . . .       (494,522)              -       (494,522)
  Cash acquired on reverse acquisition of Forest Glade .        145,757               -        145,757
  Purchase of property and equipment . . . . . . . . . .       (948,994)         (3,448)      (952,442)
                                                          --------------  --------------  -------------
                                                             (1,162,759)         (3,448)    (1,166,207)
                                                          --------------  --------------  -------------

FINANCING ACTIVITIES
  Proceeds on issuance of common stock, net
    of subscriptions receivable and non cash proceeds. .      1,626,772          60,252      1,687,024
  Repayment of advances from directors                           (8,019)              -         (8,019)
  Repayment of note payable on acquisition of
    discontinued operations. . . . . . . . . . . . . . .       (138,000)              -       (138,000)
  Repayment of long-term debt from discontinued
    operations . . . . . . . . . . . . . . . . . . . . .        (11,260)              -        (11,260)
  Proceeds on issuance of convertible debentures
    and warrants, net of issuance costs. . . . . . . . .      3,050,617               -      3,050,617
                                                          --------------  --------------  -------------
                                                              4,520,110          60,252      4,580,362
                                                          --------------  --------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .      1,938,381          49,725      1,988,106

EFFECT OF FOREIGN EXCHANGE ON CASH . . . . . . . . . . .         (5,183)              -         (5,183)

CASH AND CASH EQUIVALENTS, beginning of period . . . . .         49,725               -              -
                                                          --------------  --------------  -------------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . .  $   1,982,923   $      49,725   $  1,982,923
                                                          =============   =============   =============

SUPPLEMENTAL  INFORMATION  (Note  8)
a)  Represents  the  cash  flows  of  fetchOmatic.com  Online  Inc.  (formerly  SSA  Coupon  Ltd.).

See accompanying summary of significant accounting policies and notes to the consolidated financial statements.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Summary  of  Significant  Accounting  Policies

JULY  31,  2000
---------------

BASIS OF PRESENTATION

     These consolidated financial statements are expressed in US dollars and have been prepared in conformity with accounting principles generally accepted in the United States. Included in the financial statements are the accounts of the Company and its wholly-owned subsidiaries, fetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.) and Forest Glade Properties Inc.

     In accordance with provisions governing the accounting for reverse acquisitions, the figures presented for the period from September 24, 1998 (inception) to July 31, 1999 are those of fetchOmatic.com Online Inc.

     All significant intercompany transactions have been eliminated on consolidation. All per share information for fiscal 1999 has been restated to reflect the recapitalization.

FOREIGN CURRENCY TRANSLATION

     The Company's functional currency is the Canadian dollar as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

      Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate at the period end. Income statement accounts are translated at the average rates of exchange prevailing during the periods. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Foreign Currency Translation account in Stockholders' Equity.

USE  OF ESTIMATES

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

FINANCIAL INSTRUMENTS

     The following assumptions were used to estimate the fair value of each class of financial instruments:

     For cash and cash equivalents, receivables, accounts payable, accrued expenses and demand loans payable, the carrying amounts approximate fair value due to the immediate or short-term maturity of these financial instruments. The carrying amount for convertible debentures approximates fair value because, in general, terms are comparable to those on convertible debentures received by other development stage companies not having revolving credit facilities.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Summary  of  Significant  Accounting  Policies  -  Continued

JULY  31,  2000
---------------

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the property and equipment on the straight-line basis at rates set out below:

     Computer  equipment  -       33%
     Furniture  and  fixtures  -  20%

     Leasehold improvements are amortized on a straight-line basis over the terms of the underlying leases, not to exceed their useful lives.

INCOME  TAXES

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

LOSS PER SHARE

     Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity. In a loss period, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.

     For the year ended July 31, 2000, options (364,000), warrants (721,765) and shares issuable on conversion of debentures (3,771,552, Note 6) totaling 4,857,317 were excluded from loss per share because their effect would be anti-dilutive. For the period from September 24, 1998 (inception) to July 31, 1999, there were no common share equivalents.

COMPREHENSIVE  INCOME

     The Company has adopted SFAS No. 130. "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Changes in Stockholders' Equity (Deficit). Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity except those resulting from investments by owners and distributions to owners.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Summary  of  Significant  Accounting  Policies  -  Continued

JULY  31,  2000
---------------

ADVERTISING  COSTS

     Costs of production of media advertising are expensed as incurred. Costs incurred for media advertising space or airtime are charged to expense when the advertising is first made public. Costs related to executory contracts for sponsorship of race vehicles are amortized over the race seasons.

STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees at prices below the market price of the underlying common stock on the date of grant.

     SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to consultants is recognized in these financial statements as compensation expense using the Black-Scholes option pricing model.

     All  options  granted  in  2000  were  granted to consultants.

DEFERRED  FINANCING  COSTS

     Costs directly associated with the convertible debentures issued during the year are capitalized and amortized on a straight-line basis over the term of the debentures.

SOFTWARE  DEVELOPMENT COSTS

     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". Accordingly, direct internal and external costs associated with the development of the features, content and functionality of the Company's internet software, incurred during the application development stage, are being capitalized and will be amortized over the estimated useful life of three years once development is complete.

     During the period prior to July 31, 1999, SSA Coupon Ltd. carried out procedures in the preliminary project stage including the research and evaluation of ideas and determination of an implementation plan as well as certain activities relating to the application software development. The Company commenced the capitalization of costs associated with software development on August 1, 1999.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Summary  of  Significant  Accounting  Policies  -  Continued

JULY  31,  2000
---------------

VALUATION  OF  LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of its long-lived assets. The carrying value of long-lived assets is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying value. Management does not believe that there were any long-lived assets used in continuing operations which were impaired at July 31, 2000.

DETACHABLE STOCK PURCHASE WARRANTS

     Proceeds from debt issued with detachable stock purchase warrants are allocated between the debt and the warrants based on their relative fair values. The value ascribed to the warrants is recorded as a debt discount and is amortized to interest expense over the term of the related debt.

CASH  AND  CASH  EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents principally consist of cash deposited in checking accounts and amounts invested in short-term Canadian guaranteed investment certificates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Account Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on August 1, 2000 to affect its financial statements.

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of the Company's 2001 fiscal year. The Company does not expect its adoption to have a material effect on the Company's financial statements.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY  FOREST  GLADE  INTERNATIONAL  INC.)
(A  DEVELOPMENT  STAGE  COMPANY)
Summary  of  Significant  Accounting  Policies  -  Continued

JULY  31,  2000
---------------

NEW  ACCOUNTING PRONOUNCEMENTS - Continued

       In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. Among other things, the Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Adoption of this standard is not expected to have a material effect on the financial statements.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

1.          NATURE  OF  BUSINESS  AND  GOING  CONCERN

     The Company was incorporated under the laws of the State of Nevada on August 27, 1998 as Forest Glade International Inc. and was inactive until November 17, 1998 when it acquired all the issued and outstanding shares of Forest Glade Properties Inc. ("FGP"), an inactive Canadian company incorporated on January 29, 1998. Upon completion of the acquisition and the subsequent acquisition of the Mountain View Park (the "Park") a mobile home park in Sparwood, British Columbia on December 1, 1998, the Company engaged in the business of operations of this park in Canada. In November 1999, to create a separate and distinct division of the Company, the Company entered into an agreement to acquire via reverse acquisition the remaining 80% interest it did not own in SSA Coupon Ltd. ("SSA") (Note 2), a company engaged in the development of a geographically enabled internet search engine (www.fetchOmatic.com) and smart source database and internet portal and personalized internet communications tool.

          In May 2000, the Company entered an agreement to sell all the assets constituting its mobile home park business. (Note 3) The sale closed in June 2000 and as a result, the Company is solely involved in the development and marketing of www.fetchOmatic.com. In connection with its business focus, the Company changed its legal name to fetchOmatic Global Internet Inc. on June 2, 2000.

          These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at July 31, 2000, the Company has recognized no revenues and has accumulated operating losses from the Internet business of approximately $16.4 million since its inception, including the write-down of amounts receivable (primarily on the exercise of stock options) of $2,544,356 (1999 - $114,814). The continuation of the Company is dependent upon the successful completion of development of www.fetchOmatic.com, the continuing financial support of creditors and stockholders, obtaining long-term financing, the favorable settlement of contingent liabilities (Note 10(a)) as well as achieving a profitable level of operations. In May 2000, the Company issued $3.5 million of convertible debentures (Note 6) and plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to continue development of the Company's website, to provide financing for the marketing and promotion of its website, to secure products and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

2.     ACQUISITION  OF  SSA  COUPON  LTD.

On November 3, 1999, the Company closed a share exchange agreement with the stockholders of SSA Coupon Ltd. ("SSA", renamed fetchOmatic.com Online Inc.), a company that was incorporated in British Columbia, Canada on September 24, 1998 for the purpose of developing, exploiting and marketing a geographically enabled internet web search engine and smart source data base and internet portal and personalized internet communications tool. The Company acquired 100% of the issued and outstanding shares of SSA in exchange for 19 million restricted shares of the Company's common stock. Restrictions on these shares will be removed at the rate of 10% each year after their issuance. Additionally, the Company has agreed to pay, or cause SSA to pay to the three founding shareholders of SSA, in perpetuity, royalties aggregating to 7% of the gross revenues of SSA and/or the Company relating to the technology created by SSA. Such royalties will be paid on a quarterly basis.

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

Current assets                                          $           9,440
Property  and  equipment  and  other  long-term  assets,
  including  $530,000  previously  advanced  to  SSA            1,652,326
                                                                ---------

                                                                1,661,766

Current liabilities                                              (274,421)
Deferred income taxes                                            (156,843)
Long-term  liabilities,  including  $1,084,124  advanced  for
  common  stock,  subsequently  issued                         (1,607,870)
                                                               -----------

Goodwill                                                  $      (377,368)
                                                          ================

Goodwill was being amortized on a straight-line basis over five years. The value assigned to the common stock issued on the transaction was $Nil based on the estimated fair value of the net assets of the Company at the acquisition date. The net book value of goodwill of $339,632 was written off as part of the Company's loss from discontinued operations. (Note 3)

3.     DISPOSAL  OF  MOBILE  HOME  PARK  OPERATIONS

On December 1, 1998, as amended on August 31, 1999, the Company acquired 100% of the common shares of 514592 BC Ltd. (a company 50% owned by a director of the Company) the beneficial owner of the assets and liabilities comprising the Mountain View Park ("the Park") in British Columbia, Canada.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

3.     DISPOSAL  OF  MOBILE  HOME  PARK  OPERATIONS  -  CONTINUED

On May 1, 2000, the Company made the decision to dispose of all of the assets constituting its mobile home park business, the sale of which was completed in June 2000. Total proceeds on the sale were approximately $675,000, with $135,000 received on closing, $98,000 due bearing 6% interest on July 15, 2000 (which has not yet been received) and the balance due in installments of $4,500 per month including interest at Prime plus 1% per annum with the balance due on May 15, 2002. The balance due to 514592 BC Ltd. is collateralized by equipment and an unconditional guarantee by the purchaser. Immediately following the sale, the Company transferred the shares of 514592 BC Ltd. to its four directors for nominal consideration. Prior to the sale of the shares of 514592 BC Ltd., 514592 BC Ltd. transferred all of its remaining assets and liabilities to the Company except for the mortgage obligation on the Park of approximately $435,000 and an amount due to the Company of $104,871 and the installments receivable equal to the liabilities existing in 514592 BC Ltd. Under the current agreement, the Company will not receive payment on the amount of $104,871 owing until the third-party mortgage is discharged. Because of concerns regarding collectability of the balance due to the Company by 514592 BC Ltd. as a result of the purchaser's overdue payment, the Company has fully provided against a possible bad debt. Management of the Company and 514592 BC Ltd. continue to pursue collection of the full amount outstanding. Any recovery will be recorded in the period of collection.

The financial results of the Park have been segregated and presented as a discontinued operation on the Statements of Operations and Cash Flows. The Statement of Operations for the year ended July 31, 2000 includes a loss on sale of net assets associated with the Park and a write-off of goodwill recorded on the reverse acquisition (Note 2). The results of discontinued operations were as follows:


FOR THE YEAR ENDED JULY 31                                       2000
---------------------------------------------------------  ----------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . .  $  80,267
                                                           ----------

Loss from operations. . . . . . . . . . . . . . . . . . .    (88,942)
                                                           ----------

Loss on sale of net assets. . . . . . . . . . . . . . . .   (297,033)
Write-off of goodwill . . . . . . . . . . . . . . . . . .   (339,632)
Deferred tax recovery . . . . . . . . . . . . . . . . . .    158,105
                                                           ----------


Loss on disposal of discontinued operations . . . . . . .   (478,560)
                                                           ----------

Loss from discontinued operations . . . . . . . . . . . .  $(567,502)
                                                           ==========

Loss per share from discontinued operations is summarized
as follows:
  - from operations . . . . . . . . . . . . . . . . . . .  $       -
  - on sale of net assets . . . . . . . . . . . . . . . .      (0.02)
                                                           ----------

                                                           $   (0.02)
                                                           ==========


FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------




4.  PROPERTY AND EQUIPMENT

                                   2000
                               -------------
                                       Accumulated
                             Cost     Depreciation
                            -------  -------------

Computer equipment . .  $     886,770  $144,682
Furniture and fixtures         17,411     1,715
Leasehold improvements         48,261     4,826
                        -------------  --------

                              952,442   151,223
                        -------------  --------

Net book value . . . .      $     801,219
                              =============



5.     DEMAND  LOANS  PAYABLE

Amounts loaned to the Company by two directors and two other parties are unsecured, non-interest bearing and are due on demand.

6.     CONVERTIBLE  DEBENTURES

On May 9, 2000, the Company issued $3.5 million of unsecured convertible debentures due May 1, 2003 and bearing interest at 7% per annum due annually.
The debentures are immediately convertible at the option of the holder into shares of common stock of the Company at the lesser of (1) $2.295 and (2) 80% of the average of the lowest three per share market values (not necessarily consecutive) during the twenty trading days immediately preceding the conversion date. As a result, a beneficial conversion feature of $1,426,621 was recorded as interest expense in the fourth quarter of the Company's 2000 fiscal year. The Company has the option to pay annual interest in cash or shares of its common stock.

Subsequent to July 31, 2000, the debenture holder has converted, or filed conversion notices for, $455,000 of the principal balance of the debentures into 898,217 shares of common stock.

The convertible debentures also contain 521,765 detachable warrants exercisable to purchase shares of the Company's common stock at any time until May 1, 2005 at a price of $2.295 per share. The value of the warrants based on a Black-Scholes option pricing model was $992,599 using the following assumptions:

-     no  dividends
-     risk-free  interest  of  6.3%
-     volatility  of expected market price of the Company's common stock of 273%
-     expected  life  of  the  warrants  of  36  months

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

6.     CONVERTIBLE  DEBENTURES  -  CONTINUED

     All  warrants  remained  outstanding  at  July  31,  2000.

     The discount was recorded as additional paid-in capital during the year and is being amortized as interest expense on a straight-line basis over the term of the convertible debentures. $82,740 was amortized during 2000.

The debenture agreement contains provisions to adjust conversion privileges in connection with certain changes to the Company's capital structure and provides an option available to the debenture-holder to acquire an additional $6,500,000 of convertible debentures.

The Company incurred direct costs in connection with the convertible debentures of $634,883 which is being amortized to the Statement of Operations over the term of the debentures. To July 31, 2000, $52,907 has been amortized leaving a net book value of the deferred asset of $581,976. The direct financing costs included finders fees totalling $535,500 to three parties, including $185,500 attributed to 175,000 shares of common stock using the market price of the stock on the issuance date.

Subsequent to July 31, 2000, the market value of the Company's common stock has declined significantly resulting in an increase in the number of shares issuable on conversion. As of October 26, 2000, 11,534,091 common shares would be issuable on conversion of debentures outstanding on that date, excluding 898,217 shares already issued on conversion.

7.     CAPITAL  STOCK

Transactions not disclosed elsewhere in these consolidated financial statements are as follows:

a) On March 30, 2000, the Company entered into an agreement to acquire public relations and advertising services from Sivla Inc. in exchange for $100,000 cash (paid in May 2000) plus up to approximately $43.5 million of the Company's common stock. 11,750,000 shares of fully vested, non-forfeitable common stock were issued in 2000 in respect of $23,500,000 of available advertising, valued using the trading value of the Company's common stock on the agreement date. To July 31, 2000, the Company has committed for $18,652,018 in various forms of media advertising and public relation services including print, radio, television, billboards, internet and racing sponsorship, of which $6,236,756 has been used in the year and charged to the Statement of Operations at July 31, 2000. The Company is entitled to $4,847,982 of further advertising for common stock already issued pursuant to the contract. This entitlement has been recorded as a reduction of stockholders' equity along with $12,415,262 of committed advertising, which ran, or will be aired, subsequent to July 31, 2000. Advertising in excess of $23.5 million is payable in common stock based upon a 35% discount to the average of the previous month's closing trading price. Future issuances of common stock for advertising will be measured using the trading value of the Company's common stock on the respective dates of issuance.

b) On May 25, 2000, the Company entered into an agreement to obtain an Internet profile of the

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

7.     CAPITAL  STOCK  -  Continued

Company for a period of ninety days in exchange for the issuance of 100,000 fully vested, non-forfeitable shares of common stock. The value attributed to the common stock was $178,000 based on the trading value of the Company's common stock on the date of issuance.

c) Notes receivable from three individuals outstanding in respect to the exercise of stock options during the year total $660,359 at July 31, 2000, including an amount of $545,000 owing from a director. Amounts owing are secured by the underlying common stock and are non-interest bearing and repayable out of the proceeds on sale of the underlying common stock. Market value of the common stock at July 31, 2000 approximated carrying value. Subsequently, the value of the common stock has declined substantially. In absence of additional security, a write-down of $470,000 has been recognized to reduce the subscription receivable to the value of the underlying common stock at October 26, 2000.

d) In December 1999, the Company entered into an agreement with a company to provide promotional services in exchange for 175,000 non-forfeitable, fully vested shares of common stock plus 200,000 non-forfeitable, fully vested warrants to purchase common stock. 100,000 shares of common stock were issued by the Company while 75,000 shares were supplied by a stockholder for which the Company reimbursed with cash. 100,000 of the warrants are exercisable at a price of $1.09 with the balance exercisable at $3 for a four-year period. The value assigned to the common stock based on the trading price of the stock on the agreement date was $218,750. Using a Black-Scholes option-pricing model, a value of $192,800 was assigned to the warrants using the following assumptions:

-     risk-free  interest  rate  of  5.6%
-     no  dividends
-     volatility  of expected market price of the Company's common stock of 380%
-     weighted  average  expected  life  of  the  warrants  of  24  months.
-
The aggregate value of warrants and common stock of $411,550 was charged to the Statement of Operations as investor relations expense during the year.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------


8.  SUPPLEMENTAL  CASH  FLOW  INFORMATION

Required disclosures of supplemental information on the Statements of Cash Flows include:

a)     Supplemental  disclosure  of non-cash investing and financing activities:

                                                                     Period from
                                                                    September 24
                                                                            1998
                                                   YEAR ENDED     (inception) to
                                                 JULY 31, 2000     July 31, 1999
                                                 -------------     -------------

i)  issuance  of  common  stock  for
    subscription  proceeds  received  prior
    to  reverse  acquisition,
    not  advanced  to  SSA                      $      554,124     $           -
-

ii)  portion  of  proceeds  on  disposal of
     the  trailer  park  operations satisfied
     by  notes  receivable,  net  of  mortgage
     assigned to the purchaser (Note 3)         $      104,871     $           -
-

iii)  Common  stock  issued  for  deferred
      financing  costs on  convertible
      debentures                                $      185,500     $           -
-

iv)  Common  stock  and  warrants  issued
     for  current Expenses                      $    6,732,556     $           -

b) Interest paid for the periods ended July 31, 2000 and 1999 included in the loss from discontinued operations was $22,160 and $Nil.

9.     STOCK  OPTIONS

On November 5, 1999, the Company adopted its 1999 Stock Option Plan to offer an inducement to obtain services of key employees, directors and consultants of the Company. The maximum number of shares issuable under the Plan shall not exceed 5 million. Under the Plan, the Company's Board of Directors determines the exercise price and terms of the options not, however, to exceed five years from the date of grant.

The Company's Board of Directors approved the grant of five million options to consultants on November 5, 1999 vesting immediately at an exercise price of $1.09 per share. During the period, 4,636,000 options were exercised as follows:

                           Options
                         Exercised
                         ---------

December 1999              995,000
January 2000               215,000
February 2000              806,000
March 2000                 780,000

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

9.  STOCK OPTIONS - Continued

April 2000               1,060,000
June 2000                  555,000
July 2000                  225,000
                           -------

                         4,636,000
                         ---------

9.  STOCK  OPTIONS  -  CONTINUED

364,000  stock  options  remain  outstanding  at  July  31,  2000.

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation", in accounting for stock options granted to non-employees. Under SFAS No. 123, compensation cost is recognized based upon the fair value based method prescribed using the Black-Scholes option pricing model. The fair value of these options of $0.76 was estimated at the date of grant using the following assumptions:

-     No  dividends.
-     Risk-free  interest  rate  of  5.5%.
- Volatility of the expected market price of the Company's common stock of 303%.
-     Weighted  average  expected  life  of  the  options  of  6  months.

Compensation expense of $3.8 million has been recognized in the Statement of Operations in the year ended July 31, 2000 as Administration expense.

Proceeds on the exercise of 3,250,000 stock options totalling $3,542,500 were received by a consultant to the Company from various optionees. Certain amounts received by the consultant were forwarded to the Company or used to pay for expenses incurred on the Company's behalf. At July 31, 2000, proceeds yet to be forwarded to the Company or used for expenses totalled $1,874,250. Due to concerns over the likelihood of recovery of the balance outstanding, the Company has fully provided for the amount outstanding as a write-down of amounts receivable in the year ended July 31, 2000. The Company is also reviewing expenses paid by the consultant on the Company's behalf and intends to vigorously pursue collection of all amounts owing to the Company on exercise of stock options.


10.     COMMITMENTS  AND  CONTINGENCIES

a) During 1999, SSA Coupon Ltd. entered into contracts with its three former stockholders for consulting services each at approximately $4,000 per month for a period of five years expiring in September 2003, renewable for successive two-year terms. Additional termination fees aggregating to approximately $2 million would be due to the three former stockholders in the event of their termination. The monthly fee of $4,000 remains until the first period that the Company has quarterly earnings in excess of approximately $167,000. Once quarterly earnings exceed $167,000, monthly payments to the former stockholders increase in accordance with specific earnings benchmarks up to a maximum of approximately $29,000 per month for quarterly earnings in excess of approximately $4 million.

     On October 26, 2000, the Company discontinued payments for services of the three former stockholders and intends to challenge the enforceability of the consulting agreements, including the specific severance provisions contained therein. At this time, the Company is uncertain of the outcome of such a challenge. A settlement, if any, will be accrued in the period payment becomes probable and a reasonable estimate can be made.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

10.     COMMITMENTS  AND  CONTINGENCIES  -  CONTINUED

b) The Company has entered into a lease agreement for office premises in Delta, British Columbia, expiring on April 30, 2005, with lease payments of approximately $4,500 per month. Other premises used are leased on a month-to-month basis.

       Rent expense for  the year ended July 31, 2000 was $45,241 (1999 - $Nil).

c) On October 29, 1999 the Company signed an agreement with a vendor to acquire use of the vendor's proprietary data for a one-year term renewable for additional one-year terms. The Company is obligated to pay a license fee to the vendor in the amount of $75,000 per annum, payable quarterly.

d) SSA, along with its three founding stockholders, was the defendant in an action filed in the Supreme Court of British Columbia in October 1999 by a former consultant to SSA. The action claimed breach of contract and sought unspecified damages. On November 17, 1999, SSA commenced an action against the consultant seeking compensation for $235,000 allegedly misappropriated by the consultant as well as general damages.

Amounts advanced by the Company to the consultant subsequent to July 31, 1999 and not received by SSA totalling $95,235 (1999 - $114,814) were written off during the year ended July 31, 2000. On February 28, 2000, SSA reached a settlement with the former consultant to release both parties from damages claimed in the action and from future claims associated with the action without additional payment.



11.     WRITE-DOWN  OF  AMOUNTS  RECEIVABLE

     The  write-down  of  amounts  receivable  is  summarized  as  follows:




                                                                   2000     1999
                                                                   ----     ----

    a)  Write-down of amounts receivable on exercise of
           stock  options  (Note  9)                       $  1,874,250     $  -

    b)  Write-down of subscriptions receivable (Note 7)        470,000         -

    c)  Write-down of amount receivable on sale of the
        mobile home park (Note 3)                              104,871         -

    d)  Other                                                   95,235   114,814
                                                          ------------   -------

                                                          $  2,544,356 $ 114,814
                                                          ============ =========


FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------

12.  INCOME TAXES

     The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

                                                                           2000
                                                                   --------------------

Net operating losses . . . . . . . . . . . . . . . . . . . .       $         3,900,000
Property and equipment and software development costs. . . .                  (122,000)
Valuation allowance. . . . . . . . . . . . . . . . . . . . .                (3,778,000)
                                                                   --------------------

Deferred tax asset (liability) . . . . . . . . . . . . . . .       $                 -
                                                                   ====================

                                                                            Period from
                                                                           September 24
                                                             Year               1998
                                                             Ended      (incorporation)
                                                             July 31         to July 31
                                                             2000               1999
                                                     ---------------    ---------------
Provision (benefit) on continuing operations at the
 federal US statutory rate of 34% . . . . . . . . . .$   (5,500,000)          $(80,000)

Foreign income taxes at other than the federal US
 statutory rate . . . . . . . . . . . . . . . . . . .    (1,780,000)           (26,000)

Non-deductible expenses. . . . . . . . . . . . . . .      3,716,000                  -

Increase in valuation allowance. . . . . . . . . . .      3,564,000            106,000
                                                    --------------------      ---------

                                                    $             -           $      -
                                                    ====================      =========

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income.

At July 31, 2000, the Company had losses available for income tax purposes of approximately $8.7 million which will expire in various amounts in 2005 through 2007. Approximately $240,000 of losses were acquired upon reverse acquisition in November 1999, for which a valuation allowance was fully provided.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(FORMERLY FOREST GLADE INTERNATIONAL INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes  to  the  Consolidated  Financial  Statements

JULY  31,  2000
---------------


13.     SUBSEQUENT  EVENTS

Subsequent events not disclosed elsewhere in these financial statements include:

a) On July 20, 2000, the Company entered into an agreement with a company for a two-month term, extendable to six months, to obtain public relation services. Under the terms of the agreement, the Company was required to pay a non-refundable fee of $10,000 (which has been paid) and fees payable by issuance of 25,000 shares of common stock and options to purchase an additional 25,000 common shares per month. Expenses incurred under the contract will be measured using the trading price of the Company's common stock on the respective dates of issuance for shares to be issued and using the Black-Scholes option pricing model for stock options. Options have yet to be granted.

b) On September 20, 2000, the Company entered into an agreement with a consulting firm, whereby the consulting firm will market and solicit banner ads for the Company's website for an initial term of twelve months, subject to performance review on March 30, 2001. Compensation for these services include 200,000 non-forfeitable shares of common stock (approximately $188,000 based on the trading price of the common stock on the commitment date), a monthly consulting fee of $6,000 subject to a partial set-off against commissions earned, 50% of banner advertising fees collected and certain other performance incentives.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     As reported on our Form 8-K filed on October 21, 1999, Effective October 18, 1999, Chan Foucher Lefebvre, Chartered Accountants, our independent accountants of our wholly owned subsidiary, Forest Glade Properties, Inc., for the period from January 25, 1998 (incorporation) to July 31, 1998, were dismissed. The dismissal of Chan Foucher Lefebvre was approved by our Board of Directors on October 18, 1999. We engaged BDO Dunwoody, LLP as our new auditors on the same date. No consultation regarding accounting policy or procedures with new auditors occurred prior to their engagement.

     Chan Foucher Lefebvre's report for the period from January 25, 1998 (incorporation) to July 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Chan Foucher Lefebvre on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or reportable events during the Registrant's most recent fiscal year through October 18, 1999 which if not resolved to the satisfaction of Chan Foucher Lefebvre would have caused them to make reference thereto in their report on the financial statements for such period.

     We provided Chan Foucher Lefebvre with a copy of the disclosure contained herein and have requested that Chan Foucher Lefebvre provide the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether they agree with the disclosure. Chan Foucher Lefebvre have provided such a letter and it was attached to our Form 8-K filed on October 21, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of December 12, 2000. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until the earlier of death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.




                                                                                           DATE FIRST
NAME                                         POSITION HELD WITH THE COMPANY      AGE  ELECTED OR APPOINTED
---------------------------------------  --------------------------------------  ---  -----------------------

Wayne F. Loftus . . . . . . . . . . . .  Chairman of the Board of Directors       51  Chairman since October
                                                                                      9, 2000 and Director
                                                                                      since September 4, 1998
---------------------------------------  --------------------------------------  ---  -----------------------
Jeffrey Dale Welsh. . . . . . . . . . .  Chief Executive Officer and President    49  CEO and President since
                                                                                      October 26, 2000
---------------------------------------  --------------------------------------  ---  -----------------------

Lindsay Lent. . . . . . . . . . . . . .  Vice President (Marketing), Secretary    46  Officer since October
                                         and Director                                 26 and Director since
                                                                                      April 20, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Kevin Kosick. . . . . . . . . . . . . .  Vice President (Business Development)    39  October 26, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Colin Fraser. . . . . . . . . . . . . .  Vice President (Technology)              28  October 26, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Alex Klenman. . . . . . . . . . . . . .  Vice President (Communications)          37  October 26, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Chris Harrington. . . . . . . . . . . .  Treasurer                                45  October 26, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Ted Kozub . . . . . . . . . . . . . . .  Director                                 63  February 4, 2000
---------------------------------------  --------------------------------------  ---  -----------------------
Frank A. Denis. . . . . . . . . . . . .  Director                                 63  September 4, 1998
---------------------------------------  --------------------------------------  ---  -----------------------
Gil Rahier. . . . . . . . . . . . . . .  Director                                 59  September 4, 1998
---------------------------------------  --------------------------------------  ---  -----------------------
Michael Jenks . . . . . . . . . . . . .  Director                                 47  September 4, 1998
=======================================  ======================================  ===  =======================

     The following is a brief account of the business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Wayne F. Loftus has served as Chairman of the Board of Directors since October 9, 2000. From 1983 to present, Mr. Loftus has been the owner/manager of Pacific Rim Mortgage & Loan Corp. located in Prince George,

British Columbia, Canada. Pacific Rim is a private corporation involved in brokering loans and private financing in all facets of residential, commercial and institutional lending. Mr. Loftus holds a degree in Business Management & Economics from Douglas Community College, Burnaby, British Columbia, Canada.

     Jeffrey Dale Welsh has served as Chief Executive Officer and President since October 26, 2000. Mr. Welsh is a graduate of the United States Naval Academy. After serving in the United States Navy for five (5) years, he graduated from the University of Pittsburgh School of Law and, thereafter, practiced law in New York for approximately thirteen (13) years. He then founded Southern Financial Services, Inc. in January 1995, which specializes in the raising of equity capital for emerging growth companies.

     Lindsay Lent has been a Director since April 20, 2000 and Vice-President (Marketing) since October 26, 2000. Mr. Lent has over 25 years of business experience including 15 years of technology-related marketing and management. His past marketing experience includes: international product launches, development of new markets and distribution channels, and corporate sales to various Fortune 500 companies, including IBM, U.S. West, First Union Corp. and Computer Sciences Corp. His management skills include business plan development, financial management, business systems analysis, and strategic planning and implementation. Mr. Lent graduated from Capilano College and holds a degree in Computer Systems Management.

     Kevin Kosick has served as Vice President, Business Development since October 26, 2000. Mr. Kosick has over 20 years experience in a wide variety of areas, and has held senior level positions in the internet, investment, sales, media, business development, broadcast and retail sectors. Mr. Kosick attended the British Columbia Institute of Technology, where he studied Broadcast Communications.

     Colin Fraser has served as Vice President, Technology since October 26, 2000. Recently, Mr. Fraser was a Senior Network Analyst at Thinq Learning Solutions, where he was responsible for e-commerce and LAN infrastructure, having planned, designed and implemented an entire e-com architecture for www.thinq.com. Mr. Fraser has extensive infrastructure experience and has successfully managed large dollar information technology budgets. He is also a graduate of the British Columbia Institute of Technology.

     Alex Klenman has served as Vice President, Communications since October 26, 2000. He attended Los Angeles Valley College and Diablo Valley College in California. Mr. Klenman has over 20 years experience in the media and Internet communities. As a writer, producer and director, he has produced numerous projects for broadcasting on prime time television. He has served on the Boards of Directors of numerous major broadcast companies, including Western Approaches Ltd. and Canwest Pacific Television (CKVU-TV Vancouver). A former member of the director's Guild of Canada, he is the author of four motion picture screenplays and over three hundred (300) newspaper and magazine articles. For the last five
(5) years, Mr. Klenman has focused on web development and has built and launched several successful web sites.

     Chris Harrington has served as a consultant providing financial and administrative services to the Company since October 1999, and has served as its Treasurer since October 26, 2000. Mr. Harrington has over 25 years experience in the financial services industry, including banking and investment, mortgage portfolio management and retirement planning. He has also worked extensively in the real estate conveyance field. Mr. Harrington attended the Northern Alberta Institute of Technology.

     Ted Kozub has been a Director since February 4, 2000 and served as our Chief Financial Officer until October 4, 2000. Mr. Kozub is a former tax partner of KPMG LLP, an international accounting firm, and since 1998, has served as a consultant to that firm. From 1971 to 1979, Mr. Kozub served as a Corporate Account Manager for Canada Customs and Revenue Agency. Prior to his tenure with Canada Customs and Revenue Agency, he was a Senior Accountant and Tax Manager with Hudson's Bay Oil & Gas Ltd. Mr. Kozub received his Certified Management Accountant designation in 1963.

     Frank A. Denis has been a Director since September 4, 1998. Mr. Denis has been President and owner of Kenda Enterprises Ltd., located in Prince George, British Columbia, since 1986. Kenda Enterprises is engaged in buying and selling land and timber. Mr. Denis graduated from Prince George
Senior  Secondary  High  School  in  Prince  George,  British  Columbia.

     Gil Rahier has been a Director since September 4, 1998 and served as our Secretary and Treasurer from inception until October 26, 2000. From 1976 to present, Mr. Rahier has been associated with the Barton Group of Companies located in Prince George, British Columbia, and is presently a Senior Vice President with a portfolio of forest industry and commercial insurance accounts. Since April 1996, Mr. Rahier has also served as president and a director of 514592 B.C., Ltd. Mr. Rahier graduated from Prince George Senior Secondary School in Prince George, British Columbia, Canada.

     Michael Jenks has been a Director since September 4, 1998. Since 1968, Mr. Jenks has been an owner of Jemi Holdings Ltd., located on Gabriola Island, British Columbia, Canada. Jemi Holdings Ltd. owns and develops commercial, industrial and residential real estate properties throughout British Columbia. Mr. Jenks graduated from Duchess Park Senior Secondary School, located in Prince George, British Columbia, Canada.

     As described in Item I, the composition of our management and Board of Directors has changed since the end of our fiscal year. Maurice Simpson and Dana Shaw no longer serve as members of our Board of Directors and neither of them, nor William Murray, is currently an officer or director of the Company or any of its subsidiaries. We believe both individuals were relieved of their duties for just cause rendering termination amounts due to them under their contract as invalid. A writ of summons has been filed in the Supreme Court of British Columbia to set aside these terms of consulting agreements with each of Mr. Simpson and Mr. Shaw. (See Item 3 - "Legal Proceedings").

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS.

     During the last five years, none of our directors, executive officers or control persons have been:

- a party to a bankruptcy proceeding by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- convicted in a criminal proceeding or is subject to a pending criminal proceeding;

- subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- found by a court of competent jurisdiction (in a court action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  ACT.

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Shares to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of Common Shares and other equity securities of the Company, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section  16(a)  reports  they  file.

     To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:



                   NUMBER OF    NUMBER OF TRANSACTIONS NOT   FAILURE TO FILE
NAME             LATE REPORTS   REPORTED ON A TIMELY BASIS   REQUESTED FORMS
---------------  -------------  ---------------------------  ----------------

Maurice Simpson           1(1)                            1              1(1)
                 -------------  ---------------------------  ----------------
Michael Jenks             1(1)                            1              1(1)
                 -------------  ---------------------------  ----------------
Gil Rahier                1(1)                            1              1(1)
                 -------------  ---------------------------  ----------------
Frank Denis               1(1)                            1              1(1)
                 -------------  ---------------------------  ----------------
Wayne Loftus              1(1)                            1              1(1)
                 -------------  ---------------------------  ----------------
Ted Kozub                 2(2)                            2              2(2)
                 -------------  ---------------------------  ----------------
Dana Shaw               N/A(3)                       N/A(3)              1(3)
                 -------------  ---------------------------  ----------------
William Murray          N/A(3)                       N/A(3)              1(3)
                 -------------  ---------------------------  ----------------
Stan Polson             N/A(3)                       N/A(3)              1(3)
---------------  -------------  ---------------------------  ----------------

(1) The named officer, director or greater than 10% shareholder, as applicable, did not file a Form 3 - Initial Statement of Beneficial Ownership. However, the named officer / director / greater than 10% shareholder subsequently late filed a Form 5 - Annual Statement of Changes in Beneficial Ownership on November 30, 1999.

(2) Mr. Kozub did not file a form 4 - Statement of Changes in Beneficial Ownership with respect to the 500,000 stock options granted to him on June 9, 2000.

(3) These persons were previously officers and/or directors and also 10% shareholders and did not file a Form 3 - Initial Statement of Beneficial Ownership. The Company has not received any other reports from any of these persons and cannot therefore determine if such individuals have failed or late filed any applicable

MEETINGS  AND  COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     During the fiscal year ended July 31, 2000, the Board of Directors held three (3) meetings. All of the directors serving on the Board of Directors at the time of each of those meetings attended the meetings. Most of the Board of Directors' actions are conducted by written consent resolution after the directors have discussed the proposed action to be taken by the Board.

     For the year ended July 31, 2000, the Board of Directors had one standing committee, the Audit Committee. During the year ended July 31, 2000, the Audit Committee was composed of Ted Kozub, Wayne Loftus and Maurice Simpson. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review the results of the auditor's examination, the scope of audits, the auditor's opinions on the adequacy of internal controls and quality of financial reporting, and the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls. The Audit Committee also reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors. The Audit Committee did not meet during the financial year ended July 31, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

     The Company has omitted the Summary Compensation Table because, for the fiscal year ended July 31, 2000, our then President and Chief Executive Officer, Wayne Loftus, did not receive any compensation as time spent on company matters was not significant. No other executive officer was awarded compensation in excess of $100,000.

OPTION  GRANTS  IN  FISCAL  2000.

     We established the 1999 Stock Option Plan to serve as a vehicle to attract and retain the services of key employees and consultants and to help them realize a direct proprietary interest in us. The 1999 Plan is administered by the Board of Directors. The 1999 Plan provides for the grant of up to 5,000,000 stock options. The per share option price for stock subject to each option shall not be less than the fair market value per share on the effective date of the grant or such other price as the Board may determine. The period for the exercise of each option shall be determined by the Board not to exceed five years. The Board may at any time terminate the Plan and may at any time and from time to time and in any respect amend or modify the Plan. On November 5, 1999, our Board of Directors approved the grant of 5 million options under the 1999 Plan with an exercise price of $1.09 (the market price on the grant date) for a one year period. At July 31, 2000, 4,636,000 options have been exercised.

     There were no grants of stock options or stock appreciation rights made during the fiscal year ended July 31, 2000 to our executive officers and directors except as set out below:

OPTIONS  GRANTED  IN  THE  CURRENT  YEAR
(through  July  31,  2000)




             NUMBER OF SHARES       % OF TOTAL                       MARKET
              OF COMMON STOCK    OPTIONS GRANTED      EXERCISE        PRICE
            UNDERLYING OPTIONS     TO EMPLOYEES     OR BASE PRICE    ON DATE    EXPIRATION
NAME          GRANTED IN 2000       IN 2000(1)        ($/SHARE)     OF GRANT       DATE
----------  -------------------  ----------------  ---------------  ---------  ------------

Ted Kozub.           500,000                  10%  $          1.09  $    1.06  Nov. 5, 2000
----------  -------------------  ----------------  ---------------  ---------  ------------

(1)     The  total  number  of  options  to  purchase  common  shares granted to employees, directors and consultants to July 31, 2000 was 5,000,000.

     Mr. Kozub exercised all of the options granted on June 9, 2000 in exchange for a non-interest bearing promissory note to our company in the principal amount of $545,000, the balance of which was outstanding as of July 31, 2000. The note is repayable out of the proceeds of the ultimate sale of the stock acquired via exercise of stock options.

AGGREGATED  OPTION  EXERCISES  IN  FISCAL  2000  AND  YEAR  END  OPTION  VALUES.

     Set forth below is information with respect to the stock options held by our executive officers at July 31, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES




                                                                 NUMBER OF SECURITIES
                                                                      UNDERLYING         VALUE OF UNEXERCISED
                                                                     UNEXERCISED             IN-THE-MONEY
                         SHARES                                   OPTIONS/SAR'S AT FY-   OPTIONS/SAR'S AT FY-
                       ACQUIRED ON                                END (#) EXERCISABLE/   END ($) EXERCISABLE/
NAME                  EXERCISE (#)         VALUE REALIZED ($)       UNEXERCISABLE           UNEXERCISABLE
----------------  ---------------------  ----------------------  --------------------       -------------

Ted Kozub. . . .                500,000  $            545,000    Nil                        Nil
                  ---------------------  ----------------------  --------------------       -------------
Chris Harrington                100,000  $            109,000    Nil                        Nil
----------------  ---------------------  ----------------------  --------------------       -------------

DIRECTOR  COMPENSATION.

     We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2000.

     We have no formal plan for compensating our directors for their service in their capacity as directors although such directors are expected to receive in the future options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL ARRANGEMENTS

     On October 6, 2000, we entered into a verbal contract with Jeffrey Dale Welsh where he will act as our CEO and President for a four month period. In exchange for these services he will receive $12,500 per month plus a $15,000 bonus at the end of the four months.

     On October 1, 1999, we entered into an agreement with Chris Harrington to obtain financial management and administration services for a term expiring on September 30, 2001. Mr. Harrington is to receive CDN$120,000 (approximately
$78,000) over the duration of the contract plus 100,000 stock options exercisable until November 5, 2000 at an exercise price of $1.09 per share. All said stock options have been exercised at July 31, 2000. The balance of contract is due in the event Mr. Harrington is terminated.

     On May 1, 2000, we entered into a management contract with Ted Kozub Enterprises Ltd. (a company beneficially controlled by Ted Kozub) to obtain management services in exchange for CDN$5,000 ($3,250) per month. In connection with the resignation of Mr. Kozub on October 4, 2000, the management contract was terminated. Under terms of the resignation, Mr. Kozub is to receive a settlement of CDN$55,000 (approximately $36,000) payable CDN$27,500 (approximately $18,000) on October 10, 2000 (which has been paid) and CDN$27,500 (approximately $18,000) on January 1, 2001.

     On September 24, 1999, our subsidiary Fetchomatic.com Online Inc. allegedly entered into consulting agreements with former executive officers, Maurice Simpson, Dana Shaw and William Murray for terms expiring on September 24, 2003, unless extended for additional two year terms. The agreements provided for an initial salary for each executive officer in the amount of CDN$6,000 per month until specific earnings targets were met at which time monthly salary increases would result. The agreements also provided for the payment of termination fees of CDN$2 million, CDN$500,000 and CDN$500,000 (approximately $1,340,000, $335,000 and $335,000) to Messrs. Simpson, Shaw and Murray, respectively, if the contracts were terminated prior to the end of the initial five year term or during the additional two year terms.

     On October 26, 2000, we terminated the services of Messrs. Simpson, Shaw and Murray and on November 24, 2000, we filed a writ of summons with the Supreme Court of British Columbia to, among other things, set aside the termination provisions in the agreements with Messrs. Simpson and Shaw since the services were believed to be terminated for just cause as a result of the repudiatory breaches by Messrs. Simpson and Shaw. (See Item 3 - "Legal Proceedings").

     There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of the Board of Directors. Other than agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options and bonuses may be granted at the discretion of our Board of Directors.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  MANAGEMENT

Principal  Stockholders

     As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

     The following table sets forth, as of December 12, 2000, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers:


                                       AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP  PERCENTAGE OF CLASS(1)
-------------------------------------  --------------------  ----------------------

Frank Denis
c/o 444 Victoria Street, Suite 370
Prince George, BC . . . . . . . . . .             2,866,668                   5.24%
                                       --------------------  ----------------------
Chris Harrington
Box 29, RR08
Pollard Site
Quesnel, BC . . . . . . . . . . . . .                70,000                   0.13%
                                       --------------------  ----------------------
Jeff Welsh
3000 NE 30th Place, Suite #107
Ft. Lauderdale, FL 33306. . . . . . .  Nil                                       0%
                                       --------------------  ----------------------
Michael Jenks
c/o 444 Victoria Street, Suite 370
Prince George, BC . . . . . . . . . .          9,147,750(5)                  16.73%
                                       --------------------  ----------------------
Ted Kozub
c/o 498 Ellis Street, 2nd Floor
Penticton, BC . . . . . . . . . . . .               500,000                   0.91%
                                       --------------------  ----------------------
Lindsay Lent
15298 20th Avenue
White Rock, BC. . . . . . . . . . . .                50,000                   0.09%
                                       --------------------  ----------------------
Kevin Kosick
3676 Somerset Cres., South
Surrey, BC. . . . . . . . . . . . . .  Nil                                       0%
                                       --------------------  ----------------------
Colin Fraser
4278 Garden Grove Drive
Burnaby, BC . . . . . . . . . . . . .  Nil                                       0%
                                       --------------------  ----------------------
Alex Klenman
6011 Takla Place
Richmond, BC. . . . . . . . . . . . .  Nil                                       0%
                                       --------------------  ----------------------


Wayne Loftus
c/o 444 Victoria Street, Suite 370
Prince George, BC . . . . . . . . . .             1,583,333                   2.90%
                                       --------------------  ----------------------
William Murray
3343 Highland Blvd.,
North Vancouver, BC . . . . . . . . .             4,000,000                   7.32%
                                       --------------------  ----------------------
Gil Rahier
c/o 444 Victoria Street, Suite 370
Prince George, BC . . . . . . . . . .             1,683,333                   3.08%
                                       --------------------  ----------------------
Dana Shaw(3)
5260 Sixth Avenue
Delta, BC . . . . . . . . . . . . . .             4,000,000                   7.32%
                                       --------------------  ----------------------
Maurice Simpson (4)
c/o 4920 - 800 West Pender Street
Vancouver, BC . . . . . . . . . . . .             9,225,000                  16.88%
                                       --------------------  ----------------------
DIRECTORS AND OFFICERS AS A GROUP . .            15,901,084                  29.09%
=====================================  ====================  ======================

(1)     Based  on  54,659,217  shares  of common stock issued and outstanding as of
December  12,  2000.  Except as otherwise indicated, we believe that the beneficial owners  of  the  common  stock listed above, based on information furnished by such owners,  have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance  with  the  rules of the SEC and generally includes voting or investment power  with  respect  to  securities.  Shares of common stock subject to options or warrants  currently  exercisable,  or  exercisable  within  60  days,  are  deemed outstanding  for  purposes  of  computing  the  percentage  ownership of the person holding  such  option  or  warrants, but are not deemed outstanding for purposes of computing  the  percentage  ownership  of  any  other  person.  With  respect to 5%
shareholders,  the  information  for  the above table was derived from a registered shareholders  list  as provided by the transfer agent on December 12, 2000.  We did not  receive  any  Schedule  13Ds  or  13Gs  during  the  fiscal  year.

(2)     As  holders of our convertible debentures, Collinson Road LLC, may become a beneficial  owner  of  more  than  5%  of our common stock depending on the current conversion  price  upon  which  the  convertible debentures could be converted into shares  of  our  common  stock.

(3)     Dana  Shaw  resigned  as  a  director of the Company effective December 12,
2000.

(4)     Maurice Simpson resigned as a director of the Company effective October 26,
2000.

(5)     Includes  7,564,417  shares of common stock that Mr. Jenks holds proxies to vote.  Mr.  Jenks  holds  a  proxy  for  Venture Capital Media Ltd. with respect to
2,879,265  shares of our common stock.  Mr. Jenks holds a proxy for Global Ventures
Ltd. with respect to 2,012,599 shares of our common stock.  Mr. Jenks holds a proxy for  Newsmakers Inc. with respect to 911,250 shares of our common stock.  Mr. Jenks holds a proxy for Sox Ltd. with respect to 1,761,303 shares of our common stock.

     Except for common stock issuable upon conversion of convertible debentures and the second block of shares issuable should we pursue further advertising with Sivla, Inc., we are unaware of any contract or other arrangement the operation of which may, at a date subsequent to this Annual Report, result in a change of control of the Company. Shares issuable upon conversion of debentures and additional advertising are determined in relation to then current trading prices of our common stock.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Except as otherwise indicated below, and in compensation agreements discussed above under "Item 10 - Executive Compensation", we have not been a party to any transaction, proposed transaction, or series of transactions during the year ended July 31, 2000 in which the amount involved exceeds $60,000, and in which, to its knowledge, any of our directors, officers, 5% beneficial security holder, or any member of the immediate family of such persons has had or will have a direct or indirect material interest.

As part of the share exchange agreement with the former stockholders of SSA Coupon Ltd (now Fetchomatic.com Online Inc.), we are required to pay Maurice Simpson, Dana Shaw and William Murray (the former stockholders of SSA Coupon Ltd.), in perpetuity, royalties in the aggregate amount of 7% of the gross revenues derived from the technology developed by Fetchomatic.com Online Inc., payable on a quarterly basis. To July 31, 2000, no amounts have been paid or are owing under this agreement.

During the year ended July 31, 2000, we repaid a non-interest bearing loan made by Michael Jenks (one of our directors) in 1998 in the amount of $67,000.

On December 1, 1998, our subsidiary, FGP, acquired beneficial control of certain assets and liabilities comprising the Mountain View Park from 514592 BC Ltd., a company 50% beneficially controlled by Mr. Gil Rahier, one of our directors, in exchange for the issuance of 200,000 shares of common stock. On August 31, 1999, the terms of the acquisition were amended such that we acquired the shares of 514592 BC Ltd. as opposed to the assets. As part of the acquisition agreement, we repurchased and cancelled 100,000 shares of common stock previously issued to two stockholders controlling 50% of the common stock of 514592 BC Ltd. in exchange for approximately $287,000. As a result of the share purchase, FGP became the sole shareholder of 514592 BC Ltd.

On November 5, 1999, an option to purchase 100,000 shares of our common stock, at an exercise price of $1.09 and expiring on November 5, 2000, was granted to Chris Harrington, our Treasurer, prior to his appointment as executive officer. In connection therewith, Mr. Harrington exercised said options for consideration which included a non-interest bearing promissory note due in the amount of $103,550 with $16,350 of the note having been repaid, leaving a balance of $87,200 owing with no specified terms of repayment, but secured by the remaining underlying common shares.

On November 5, 1999, an option to purchase 30,000 shares of our common stock, at an exercise price of $1.09 and expiring on November 5, 2000, was granted to Barb Little, one of our employees. In connection with the exercise of the option, Mrs. Little exercised the options for consideration which included a non-interest bearing promissory note due in the amount of $32,700 with no specified terms of repayment, but secured by the remaining underlying common shares.

On November 5, 1999, an option to purchase 500,000 shares of our common stock, at an exercise price of $1.09 and expiring on November 5, 2000, was granted to Ted Kozub, a current member of our Board of Directors and our former Chief Financial Officer, prior to his appointment as an officer or director. In connection therewith, Mr. Kozub exercised said options for consideration which included a non-interest bearing promissory note due in the amount of $545,000. None of the principal due under the note has been repaid, and there are no specified terms of repayment, but the note is secured by the underlying common shares.

On November 5, 1999, we granted stock options to Adeline Gratton, a sister of Frank Denis, one of our directors, to purchase up to 450,000 common shares at $1.09 per common share. Ms. Gratton received the options as compensation for certain consulting services she provided to us.

On May 1, 2000, we made the decision to dispose of all of the assets constituting its mobile home park business, the sale of which was completed in June, 2000. Total proceeds on the sale were approximately $675,000, with $135,000 received on closing, $98,000 due bearing 6% interest on July 15, 2000 (which has not yet been received) and the balance due in instalments of $4,500 per month including interest at prime plus 1% per annum with the balance due on May 15, 2002. The balance due to 514592 BC Ltd. is collateralized by equipment and an unconditional guarantee by the purchaser. Immediately following the sale, we transferred the shares of 514592 BC Ltd. to its four directors for nominal consideration. The four directors were Wayne Loftus, Frank Denis, Gil Rahier and Michael Jenks. Prior to the sale of the shares of 514592 BC Ltd., 514952 BC Ltd. transferred all of its remaining assets and liabilities to us except for the mortgage obligation on the Park of approximately $435,000 and an amount due to us of $104,871 and the instalments receivable equal to the liabilities existing in 514952 BC Ltd. Under the current agreement, we will not receive payment on the amount of $104,871 owing until the third-party mortgage is discharged. Because of concerns regarding collectability of the balance due to the Company by 514592 BC Ltd. as a result of the purchaser's overdue payment, we have fully provided against a possible bad debt. Our management and management of 514592 B.C. Ltd. and 514592 BC Ltd. continue to pursue collection of the full amount outstanding.

     In July 2000, we entered into a consulting agreement with Strategic Investors Group ("SIG"). Under the terms of the agreement, SIG will provide our company with financial public relations services, including drafting and publishing of press releases about the Company, and distributing investor updates to members of the SIG database. The agreement also required us to pay SIG a one-time cash fee of $10,000 (which has been paid) and 25,000 shares of our common stock for each of the first two months of the agreement. At the end of the second month of the agreement, we had the opportunity to terminate the agreement, but did not. Accordingly, pursuant to the contract, SIG earned a one year option to purchase 50,000 shares at a price currently under negotiation. SIG will receive 25,000 shares of our common stock per month. Upon completion of the agreement, SIG will have earned a one-year option to purchase 100,000 shares of common stock at a price currently under negotiation. Jeffrey Dale Welsh became our Chief Executive Officer and President on October 26, 2000. At the time that we entered into the agreement with SIG, Mr. Welsh was the President of SIG and maintained a controlling interest of a corporation (The Southern Companies, Inc.) that owned 50% of SIG. On October 15, 2000 Mr. Welsh resigned as President of SIG and The Southern Companies Inc. sold its interest in SIG to a third party. Mr. Welsh no longer has any interest, directly or indirectly, in SIG.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(a)     The  following  documents  are  filed  as  part  of  this  report:

Financial  Statements:

     Independent  Auditor's  Report,  dated  October  26,  2000.

     Consolidated  Balance  Sheet  at  July  31,  2000.

     Consolidated Statements of Operations for the Year Ended July 31, 2000, for the period from September 24, 1998 (inception) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Consolidated Statements of Cash Flows for the Year Ended July 31, 2000, for the period from September 24, 1998 (inception) to July 31, 1999 and for the cumulative period from September 24, 1998 (inception) to July 31, 2000.

     Summary  of  Significant  Accounting  Policies.

     Notes  to  the  Consolidated Financial  Statements.

     Financial  Statement  Schedule:     Not  Applicable.

     Exhibits:     Incorporated  by reference to the Exhibit Index at the end of this  report.

(b)     Reports  on  Form  8-K

     On May 23, 2000, we filed a report on Form 8-K announcing the closing of the private placement sale of $3,500,000 of our convertible debentures and the sale of certain assets owned by our former subsidiary.

     On June 16, 2000, we filed a report on Form 8-K in connection with the sale of all the shares of 514592 B.C. Ltd. (a former subsidiary) to four of our directors. The Form 8-K contained unaudited Pro Forma Consolidated Financial Information giving effect to the sale of the subsidiary's assets and the subsequent liquidation of the remaining assets and liabilities of the subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2000.

     FETCHOMATIC  GLOBAL  INTERNET  INC.


        By:     /s/  Jeffrey  Dale  Welsh
                -------------------------
                     Jeffrey  Dale  Welsh
                Chief  Executive  Officer
                           and  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     /s/  Jeffrey  Dale  Welsh        December 13, 2000
     -------------------------
          Jeffrey  Dale  Welsh
     Chief  Executive  Officer
                and  President


            /s/  Wayne  Loftus        December 13, 2000
            ------------------
                 Wayne  Loftus
      Chairman  of  the  Board
                 of  Directors

           /s/  Michael  Jenks        December 13,  2000
           -------------------
                Michael  Jenks
                      Director


             /s/  Frank  Denis        December 13,  2000
             -----------------
                  Frank  Denis
                      Director

               /s/  Ted  Kozub        December 13,  2000
               ---------------
                    Ted  Kozub
                      Director


            /s/  Lindsay  Lent        December  13,  2000
            ------------------
                 Lindsay  Lent
  Vice-President  (Marketing),
        Secretary and Director

                                  EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION  OF  EXHIBIT
-----          ------------------------


Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed December 9, 1998)

     3.2 Bylaws of the Company (incorporated by reference from the Company's Form 10-SB Registration Statement, filed December 9, 1998)

     3.3 Amended Articles of Incorporation of the Company (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

(10)     Material  Contracts

     10.1 Agreement between the Company (Forest Glade Properties Inc.), Gil Rahier Holdings Ltd., Annette Schattenkirk, Orval John Schattenkirk, Gilbert Rahier and Marjorie Rahier, dated August 25, 1999 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.2 Agreement on Principal Terms, between SSA Coupon Ltd., Maurice Simpson, William Murray and Dana Shaw, dated August 30, 1999 (incorporated by reference from the Company's Form 8-K, filed September 13, 1999)

     10.3 Share Exchange Agreement between the Company (Forest Glade International Inc.), Maurice Simpson, Dana Shaw, William Murray and Dennis Brovarone, dated September 29, 1999 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.4 Letter (change in accountant) from Chan Foucher Lefebvre to the Company, dated October 20, 1999 (incorporated by reference from the Company's Form 8-K, filed October 21, 1999)

     10.5 Data Licence Agreement between SSA Coupon Ltd. and Acxiom Corporation, dated October 29, 1999 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.6 Consulting Agreement between the Company (Forest Glade International Inc.) and Ted Kozub, dated November 5, 1999 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.7 Agreement between the Company (Forest Glade International Inc.), Lawrence Adams Ltd. and Northern Business Consultants Ltd., dated December 17, 1999 (incorporated by reference from the Company's Form SB-2/A, filed July 27,
2000)

     10.8 1999 Stock Option Plan - Forest Glade International Inc. (incorporated by reference from the Company's Form S-8, filed December 22, 1999)

     10.9 Agreement between SSA Coupon Ltd. and Brian Nadjiwon, dated February 14, 2000, with attached amendment dated May 16, 2000

     10.10 Amending Agreement between SSA Coupon Ltd. and William Murray, dated February 23, 2000 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.11 Agreement between the Company (Forest Glade International Inc.) and Sivla Inc., dated March 30, 2000 (incorporated by reference from the
Company's  Form  10-QSB,  filed  June  19,  2000)

     10.12 Agreement between the Company and T. Kozub Enterprises Ltd., dated May 1, 2000 (incorporated by reference from the Company's Form SB-2/A, filed July 27, 2000)

     10.13 Convertible Debenture Purchase Agreement between the Company (Forest Glade International Inc.) and The Investors Signatory Thereto, dated May 1, 2000 (incorporated by reference from the Company's Form 8-K, filed May 23,
2000)

     10.14 7% Convertible Debenture - Forest Glade International Inc., dated May 1, 2000 (incorporated by reference from the Company's Form 8-K, filed May 23, 2000)

     10.15 Registration Rights Agreement between the Company (Forest Glade International Inc.) and The Investors Signatory Thereto (incorporated by reference from the Company's Form 8-K, filed May 23, 2000)

     10.16 Warrant (Forest Glade International Inc.), in the name of Collinson Road LLC, dated May 1, 2000 (incorporated by reference from the
Company's  Form  8-K,  filed  May  23,  2000)

     10.17 Letter Agreement between the Company (Forest Glade International Inc.) and Collinson Road LLC, dated May 1, 2000 (incorporated by reference from the Company's Form 8-K, filed May 23, 2000)

     10.18 Contract of Purchase and Sale between 514592 BC Ltd. and R.P.M.J. Corporate Communications Limited, dated May 2, 2000 (incorporated by reference from the Company's Form 8-K, filed June 16, 2000)

     10.19 Land Title Act Form C (with respect to Exhibit 10.10), between 514592 BC Ltd. and R.P.M.J. Corporate Communications Limited, dated May 2, 2000 (incorporated by reference from the Company's Form 8-K, filed June 16, 2000)

     10.20 Letter of Confirmation of Assignment between 514592 BC Ltd. and the Company (Forest Glade Properties Inc.), dated May 5, 2000 (incorporated by reference from the Company's Form 8-K, filed June 16, 2000)

     10.21     Consulting  Agreement  between  the  Company  (Forest  Glade
International  Inc.)  and  OTC  Live,  Inc., dated May 25, 2000 (incorporated by reference  from  the  Company's  Form  SB-2/A,  filed  July  27,  2000)

     10.22 Purchase and Sale Agreement, between 514592 BC Ltd. and R.P.M.J. Corporate Communications Limited, dated May, 2000 (incorporated by reference from the Company's Form 8-K, filed June 16, 2000)

     10.23 Share Transfer Agreement between the Company (Forest Glade Properties Inc.) and Wayne Loftus, Gil Rahier Holdings Ltd., Frank Denis and Michael Jenks, dated June 1, 2000 (incorporated by reference from the Company's Form 8-K, filed June 16, 2000)

     10.24 Financial Public Relations Agreement between the Company and Strategic Investors Group, dated July 24, 2000

     10.25 Consulting Agreement between the Company and Kramer Group LLC, dated September 20, 2000

     10.26 Acknowledgment of Indebtedness in favor of the Company by Ted Kozub, dated December 11, 2000

     10.27 Consulting Agreement between the Company and Chris Harrington, dated November 5, 1999

(21) Subsidiaries of the Company: Fetchomatic.com Online Inc. and Forest Glade Properties Inc.

(27)     Financial  Data  Schedule