Form 10QSB
period 2000-10-31
FETCHOMATIC GLOBAL INTERNET INC
filed 2000-12-20
CIK 1070371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October  31,  2000
                                         ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

     For  the  transition  period  from          to

     Commission  file  number  000-25151
                               ---------

                        FETCHOMATIC GLOBAL INTERNET INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                 52-212549
------                                                                 ---------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

        SUITE 370, 444 VICTORIA STREET, PRINCE GEORGE, BC, CANADA V2L 2J7
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 564-6868
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

54,659,217  common  shares,  as  at  December  12,  2000
--------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of Management that the interim financial statements for the quarter ended October 31, 2000 include all adjustments, consisting of normal recurring adjustments, which are necessary for fair presentation of information contained in the consolidated financial statements.

Prince  George,  British  Columbia                            /s/  Wayne  Loftus
December  20,  2000                                           ------------------
                                                       Director  of  Fetchomatic
                                                          Global  Internet  Inc.

FETCHOMATIC  GLOBAL  INTERNET  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS
FOR  THE  THREE-MONTH  PERIODS  ENDED
OCTOBER  31,  2000  AND  1999


                                                                        CONTENTS


CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS

Balance  Sheets

Statements  of  Operations

Statement  of  Changes  in  Stockholders'  Equity  (Deficit)

Statements  of  Cash  Flows

Notes  to  the  Financial  Statements


                                                             FETCHOMATIC GLOBAL INTERNET INC.
                                                             (A  DEVELOPMENT  STAGE  COMPANY)
                                                                Consolidated  Balance  Sheets


                                                                   OCTOBER 31       July 31
                                                                      2000           2000
                                                                  (UNAUDITED)
ASSETS

CURRENT
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $    981,294   $  1,982,923
Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .        95,089         87,808
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        19,738         37,812
                                                                  -------------  -------------

                                                                     1,096,121      2,108,543

PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . .       792,321        801,219
SOFTWARE DEVELOPMENT COSTS . . . . . . . . . . . . . . . . . . .       646,410        494,522
DEFERRED FINANCING COSTS . . . . . . . . . . . . . . . . . . . .       473,317        581,976
                                                                  -------------  -------------

                                                                  $  3,008,169   $  3,986,260
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    222,751   $    250,447
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       212,750         88,050
  Demand loans payable . . . . . . . . . . . . . . . . . . . . .        41,922         42,626
                                                                  -------------  -------------

                                                                       477,423        381,123

CONVERTIBLE DEBENTURES (Note 4). . . . . . . . . . . . . . . . .     2,359,478      2,589,861
                                                                  -------------  -------------

                                                                     2,836,901      2,970,984
                                                                  -------------  -------------
STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
    Authorized
      200,000,000 common shares, par value $0.001
    Issued
        54,202,942 (July 31, 2000 - 53,561,000) common shares. .        54,203         53,561
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    35,707,424     35,400,279
  Deficit accumulated in the development stage . . . . . . . . .   (26,179,857)   (17,015,713)
  Accumulated other comprehensive income (loss) - foreign
    currency translation . . . . . . . . . . . . . . . . . . . .       (29,190)        30,752
                                                                  -------------  -------------

                                                                     9,552,580     18,468,879
  Deferred advertising costs and stock subscriptions receivable.    (9,381,312)   (17,453,603)
                                                                  -------------  -------------

                                                                       171,268      1,015,276
                                                                  -------------  -------------

                                                                  $  3,008,169   $  3,986,260
                                                                  ============================

See the accompanying notes to the consolidated interim financial statements.


                                                  FETCHOMATIC GLOBAL INTERNET INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                     Consolidated Interim Statements of Operations
                                                                       (Unaudited)

                                                                        Period from
                                                                       September 24
                                                                               1998
                                              Three months ended     (Inception) to
                                                   October 31            October 31
                                              2000           1999 (a)          2000
EXPENSES
  Administration . . . . . . . . . . .  $       369,236  $     47,341  $ 4,647,918
  Advertising and promotion. . . . . .        8,241,597        12,149   14,809,197
  Corporate finance and communications           93,011             -      971,502
  Depreciation . . . . . . . . . . . .           78,548             -      231,910
  Professional fees. . . . . . . . . .          127,912             -      283,025
  Research and development . . . . . .           82,893             -      238,574
  Write-down of amounts receivable . .                -        95,235    2,659,170
                                        ---------------  ------------  -----------

                                              8,993,197       154,725   23,841,196

INTEREST AND FINANCING COSTS . . . . .          170,947             -    1,771,159
                                        ---------------  ------------  -----------

LOSS FROM CONTINUING OPERATIONS. . . .        9,164,144       154,725   25,612,355

LOSS FROM DISCONTINUED OPERATIONS. . .                -             -      567,502
                                        ---------------  ------------  -----------

NET LOSS FOR THE PERIOD. . . . . . . .  $     9,164,144  $    154,725  $26,179,857
                                        ==========================================
LOSS PER SHARE - BASIC AND DILUTED . .  $          0.17  $       0.01
                                        =============================

WEIGHTED AVERAGE SHARES OUTSTANDING. .       53,795,466    19,000,000
                                        =============================

a) Represents the results of operations of fetchOmatic.com Online Inc. (formerly SSA Coupon Ltd.)

See the accompanying notes to the consolidated interim financial statements.



                                                                                      FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                                                         (A  DEVELOPMENT  STAGE  COMPANY)
                                      Consolidated  Interim  Statement  of  Changes  in  Stockholders'  Equity  (Deficit)
                                                                                                              (Unaudited)


OCTOBER 31, 2000
                                                                                                                  Deficit
                                                                                                              Accumulated
                                                                                            Additional             in the
                                                                       Common Shares          Paid-in         Development
                                                                   Number         Amount      Capital               Stage
                                                              -------------  ------------  -------------  ---------------
Initial capital contributions to SSA Coupon Ltd. on
  September 24, 1998 at C$0.01 per share . . . . . . . . . .            100  $         66  $          -   $            -

Capital contributions by Forest Glade during the period. . .              -             -       175,000                -

Net loss for the period. . . . . . . . . . . . . . . . . . .              -             -             -         (235,354)
                                                              -------------  ------------  -------------  ---------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . .            100            66       175,000         (235,354)

Adjustment for the issuance of common stock on
  reverse acquisition. . . . . . . . . . . . . . . . . . . .     18,999,900        18,934       (18,934)               -
                                                              -------------  ------------  -------------  ---------------

                                                                 19,000,000        19,000       156,066         (235,354)
Issuance of common stock by SSA Coupon Ltd. prior
  to acquisition . . . . . . . . . . . . . . . . . . . . . .              -             -            14                -

Capital contributions by Forest Glade prior to acquisition .              -             -       355,000                -

Adjustment for the stockholders' equity of the Company
  at the acquisition date. . . . . . . . . . . . . . . . . .     17,800,000        17,800      (547,800)               -

Stock option compensation. . . . . . . . . . . . . . . . . .              -             -     3,800,000                -

Issuance of common stock on exercise of stock options
  at $1.09 per share . . . . . . . . . . . . . . . . . . . .      4,636,000         4,636     5,048,604                -

Issuance of common stock for services:
-  in January and June 2000 at prices from $1.06 per
   share to $1.78 per share. . . . . . . . . . . . . . . . .        375,000           375       488,125                -

Issuance of warrants for services. . . . . . . . . . . . . .              -             -       192,800                -

Issuance of common stock for advertising:
-  in May and July 2000 at $2 per share. . . . . . . . . . .     11,750,000        11,750    23,488,250                -

Beneficial conversion feature and value of warrants
  on convertible debentures. . . . . . . . . . . . . . . . .              -             -     2,419,220                -
                                                              -------------  ------------  -------------  ---------------

                                                                 53,561,000        53,561    35,400,279         (235,354)
                                                              -------------  ------------  -------------  ---------------

Net loss for the year. . . . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)

Foreign currency translation adjustments . . . . . . . . . .              -             -             -                -
                                                              -------------  ------------  -------------  ---------------

  Total comprehensive loss . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)
                                                              -------------  ------------  -------------  ---------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . .     53,561,000        53,561    35,400,279      (17,015,713)

Conversion of 7% convertible debentures in September
  and October 2000 (Note 4). . . . . . . . . . . . . . . . .        641,942           642       260,145                -

Utilization of previously deferred advertising costs (Note 4)             -             -             -                -

Additional capital contribution (Note 5) . . . . . . . . . .              -             -        47,000                -
                                                              -------------  ------------  -------------  ---------------

                                                                 54,202,942        54,203    35,707,484      (17,015,713)
                                                              -------------  ------------  -------------  ---------------

Net loss for the period. . . . . . . . . . . . . . . . . . .              -             -             -       (9,164,144)

Foreign currency translation adjustments . . . . . . . . . .              -             -             -                -
                                                              -------------  ------------  -------------  ---------------

  Total comprehensive loss . . . . . . . . . . . . . . . . .              -             -             -       (9,164,144)
                                                              -------------  ------------  -------------  ---------------

BALANCE, October 31, 2000. . . . . . . . . . . . . . . . . .     54,202,942  $     54,203  $ 35,707,424   $  (26,179,857)
=========================================================================================================================


OCTOBER 31, 2000
                                                                                   Deferred
                                                                Accumulated       Advertising
                                                                   Other           Costs and          Total
                                                               Comprehensive     Subscriptions     Stockholders'
                                                               Income (Loss)      Receivable     Equity (Deficit)
                                                              ---------------  ---------------  -----------------
Initial capital contributions to SSA Coupon Ltd. on
  September 24, 1998 at C$0.01 per share . . . . . . . . . .  $            -   $            -   $             66

Capital contributions by Forest Glade during the period. . .               -                -            175,000

Net loss for the period. . . . . . . . . . . . . . . . . . .               -                -           (235,354)
                                                              ---------------  ---------------  -----------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . .               -                -            (60,288)

Adjustment for the issuance of common stock on
  reverse acquisition. . . . . . . . . . . . . . . . . . . .               -                -                  -
                                                              ---------------  ---------------  -----------------

                                                                           -                -            (60,288)
Issuance of common stock by SSA Coupon Ltd. prior
  to acquisition . . . . . . . . . . . . . . . . . . . . . .               -                -                 14

Capital contributions by Forest Glade prior to acquisition .               -                -            355,000

Adjustment for the stockholders' equity of the Company
  at the acquisition date. . . . . . . . . . . . . . . . . .               -                -           (530,000)

Stock option compensation. . . . . . . . . . . . . . . . . .               -                -          3,800,000

Issuance of common stock on exercise of stock options
  at $1.09 per share . . . . . . . . . . . . . . . . . . . .               -         (190,359)         4,862,881

Issuance of common stock for services:
-  in January and June 2000 at prices from $1.06 per
   share to $1.78 per share. . . . . . . . . . . . . . . . .               -                -            485,500

Issuance of warrants for services. . . . . . . . . . . . . .               -                -            192,800

Issuance of common stock for advertising:
-  in May and July 2000 at $2 per share. . . . . . . . . . .               -      (17,263,244)         6,236,756

Beneficial conversion feature and value of warrants
  on convertible debentures. . . . . . . . . . . . . . . . .               -                -          2,419,220
                                                              ---------------  ---------------  -----------------

                                                                           -      (17,453,603)        17,764,883
                                                              ---------------  ---------------  -----------------

Net loss for the year. . . . . . . . . . . . . . . . . . . .               -                -        (16,780,359)

Foreign currency translation adjustments . . . . . . . . . .          30,752                -             30,752
                                                              ---------------  ---------------  -----------------

  Total comprehensive loss . . . . . . . . . . . . . . . . .          30,752                -        (16,749,607)
                                                              ---------------  ---------------  -----------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . .          30,752      (17,453,603)         1,015,276

Conversion of 7% convertible debentures in September
  and October 2000 (Note 4). . . . . . . . . . . . . . . . .               -                -            260,787

Utilization of previously deferred advertising costs (Note 4)              -        8,072,291          8,072,291

Additional capital contribution (Note 5) . . . . . . . . . .               -                -             47,000
                                                              ---------------  ---------------  -----------------

                                                                      30,752       (9,381,312)         9,395,354
                                                              ---------------  ---------------  -----------------

Net loss for the period. . . . . . . . . . . . . . . . . . .               -                -         (9,164,144)

Foreign currency translation adjustments . . . . . . . . . .         (59,942)               -            (59,942)
                                                              ---------------  ---------------  -----------------

  Total comprehensive loss . . . . . . . . . . . . . . . . .         (59,942)               -         (9,224,086)
                                                              ---------------  ---------------  -----------------

BALANCE, October 31, 2000. . . . . . . . . . . . . . . . . .  $      (29,190)  $   (9,381,312)  $        171,268
=================================================================================================================

See the accompanying notes to the consolidated interim financial statements.



                                                            FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                               (A  DEVELOPMENT  STAGE  COMPANY)
                                             Consolidated  Interim  Statements  of  Cash  Flows
                                                                                    (Unaudited)

                                                                                    Period from
                                                                                   September 24
                                                                                           1998
                                                          Three-months ended     (Inception) to
                                                              October 31             October 31
                                                          2000         1999 (a)            2000
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . .  $    (9,164,144)  $(154,725)  $(26,179,857)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Write-down of amounts receivable . . . . . . .                -      95,235      2,659,170
    Amortization and depreciation of property and
      equipment and goodwill . . . . . . . . . . .           78,548           -        301,807
    Amortization of deferred financing costs . . .           50,008           -        102,915
    Loss on sale of trailer park . . . . . . . . .                -           -        478,560
    Expenses settled with common stock and
      warrants . . . . . . . . . . . . . . . . . .        8,119,291           -     14,851,847
    Stock option compensation. . . . . . . . . . .                -           -      3,800,000
    Beneficial conversion feature on convertible
      debentures and amortization of discount. . .           78,898           -      1,588,259
  (Increase) decrease in assets
    Receivables. . . . . . . . . . . . . . . . . .           (7,281)     (6,278)       (95,089)
    Prepaid expenses . . . . . . . . . . . . . . .           18,074        (630)       (16,101)
  Increase (decrease) in liabilities
    Accounts payable . . . . . . . . . . . . . . .          (27,696)    (10,755)       139,588
    Accrued expenses . . . . . . . . . . . . . . .          124,700           -        212,750
                                                    ----------------  ----------  -------------

                                                           (729,602)    (77,153)    (2,156,151)
                                                    ----------------  ----------  -------------
INVESTING ACTIVITIES
  Proceeds on sale of discontinued operations. . .                -           -        135,000
  Software development costs . . . . . . . . . . .         (170,200)    (37,866)      (664,722)
  Cash acquired on reverse acquisition of Forest
    Glade. . . . . . . . . . . . . . . . . . . . .                -           -        145,757
  Purchase of property and equipment . . . . . . .          (96,075)    (69,457)    (1,048,517)
                                                    ----------------  ----------  -------------

                                                           (266,275)   (107,323)    (1,432,482)
                                                    ----------------  ----------  -------------
FINANCING ACTIVITIES
  Proceeds on issuance of common stock, net
    of subscriptions receivable and non cash
    proceeds . . . . . . . . . . . . . . . . . . .                -     309,765      1,687,024
  Repayment of advances from directors . . . . . .                -           -         (8,019)
  Repayment of note payable on acquisition of
    discontinued operations. . . . . . . . . . . .                -           -       (138,000)
  Repayment of long-term debt from discontinued
    operations . . . . . . . . . . . . . . . . . .                -           -        (11,260)
  Proceeds on issuance of convertible debentures
    and warrants, net of issuance costs. . . . . .                -           -      3,050,617
                                                    ----------------  ----------  -------------

                                                                  -     309,765      4,580,362
                                                    ----------------  ----------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .         (995,877)    125,289        991,729

EFFECT OF FOREIGN EXCHANGE ON CASH . . . . . . . .           (5,752)        749        (10,435)

CASH AND CASH EQUIVALENTS, beginning of period . .        1,982,923      49,725              -
                                                    ----------------  ----------  -------------

CASH AND CASH EQUIVALENTS, end of period . . . . .  $       981,294   $ 175,763   $    981,294
===============================================================================================

SUPPLEMENTAL INFORMATION (Note 3)

a)  Represents  the  cash  flows  of  fetchOmatic.com  Online  Inc.  (formerly SSA Coupon Ltd.)

See the accompanying notes to the consolidated interim financial statements.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER  31,  2000

1.     BASIS  OF  PRESENTATION  AND  GOING  CONCERN

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

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

          These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at October 31, 2000, the Company has recognized no revenues and has accumulated operating losses from the Internet business of approximately $26 million since its inception. The Company has substantially used common stock to pay for operating expenses. The continuation of the Company is dependent upon the successful completion of development of the Company's website, www.fetchomatic.com, the continuing financial support of creditors and stockholders, the favorable settlement of contingent liabilities (Note 2) and obtaining long-term financing as well as achieving a profitable level of operations. In June 2000, the Company issued $3.5 million of convertible debentures and plans to raise additional equity capital as necessary to finance the operating and capital requirements of the Company. Amounts raised will be used to continue development of the Company's website, to provide financing for the marketing, promotion and launch of its website, to secure products and for other working capital purposes including operational hardware and software upgrades. Additionally, management has undertaken a significant internal restructuring and review which, among other matters, is expected to result in a reduction of administration and corporate overhead costs. Finally, the Company relaunched its website on December 1, 2000 which it hopes will enable it to commence the revenue-generation stage of its corporate development. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER 31, 2000

2.     CONTINGENT  LIABILITIES

During fiscal 1999, the Company's subsidiary entered into contracts with its three former stockholders for consulting services each at approximately $4,000 per month for a period of five years expiring in September 2003, renewable for successive two-year terms. Additional termination fees aggregating to Cdn$3,000,000 (approximately $2 million) would be due to the three former stockholders in the event of their termination. The monthly fee of $4,000 remains until the first period that the Company has quarterly earnings in excess of approximately $167,000. Once quarterly earnings exceed $167,000, monthly payments to the former stockholders increase in accordance with specific earnings benchmarks up to a maximum of approximately $29,000 per month for quarterly earnings in excess of approximately $4 million. Additionally, the Company agreed to pay to the three former stockholders, in perpetuity, royalties aggregating to 7% of gross revenues relating to the technology created by the Company's subsidiary.

On October 26, 2000, the Company discontinued payments for the services of the three former stockholders. Further, on November 24, 2000, the Company filed a Writ of Summons in the Supreme Court of British Columbia (Vancouver Registry) naming two of the three former stockholders. The Writ alleges, among other things, various breaches of fiduciary and contractual duties and seeks an accounting or return of certain payments made and to set aside the Company's obligations to the former stockholders under the consulting agreements and the share exchange agreement. At this time, the Company is uncertain of the outcome of the claim. A settlement, if any, will be accrued in the period payment becomes probable and a reasonable estimate can be made.

3.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

Required disclosures of supplemental information on the Statements of Cash Flows include:

a)     Supplemental  disclosure  of non-cash investing and financing activities:

                                                          Three-months  ended
                                                               October  31
                                                         2000               1999

i)  issuance of common stock in satisfaction of
    expenses                                       $  8,119,291          $     -

ii) issuance  of  common  stock on conversion of
    convertible  debenture,  net  of
    issuance costs (Note 4)                       $     260,787          $     -

b) Interest paid for the three-month periods ended October 31, 2000 and 1999 was $Nil.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER  31,  2000

4.     CAPITAL  STOCK

a) During the three-month period ended October 31, 2000, the holder of the Company's 7% convertible debentures converted the principal amount of $400,000 debentures and accrued interest on those debentures of $9,515 into 641,942 shares of the Company's common stock. The increase in net assets of the Company as a result of the conversion is comprised of the proportionate reduction of the debentures and related deferred expenses as follows:

Conversion  of  convertible  debentures,  net  of
  unamortized  discount                                       $         309,281
Conversion  of  accrued  interest                                         9,515
Reduction  of  deferred  financing  costs                               (58,009)
                                                                         -------
                                                             $          260,787
                                                              ==================

     Subsequent to October 31, 2000, the debenture holder converted or issued notices of conversion for a further $422,570 principal amount of 7% convertible debentures plus interest into 3,022,187 shares of the Company's common stock.

     During the three months ended October 31, 2000, an additional $78,898 (1999
-  $Nil)  of  the  debt  discount  was  amortized.

b) At October 31, 2000 and July 31, 2000, 364,000 stock options were exercisable at $1.09 per common share and outstanding. Subsequent to October 31, 2000, these stock options expired.

c) At October 31, 2000 and July 31, 2000, the Company had 721,765 fully exercisable share purchase warrants outstanding as follows:

                        Exercise
               Number     Price     Expiry
               ------     -----     ------

               100,000     $1.09     December  2004
               100,000     $3.00     December  2004
               521,765     $2.295    May  2005
               -------

               721,765
               =======

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER  31,  2000

4.     CAPITAL  STOCK  -  CONTINUED

d) On March 30, 2000, the Company entered into an agreement to acquire public relations and advertising services from Sivla Inc. in exchange for $100,000 cash (paid in May 2000) plus up to approximately $43.5 million of the Company's common stock. 11,750,000 shares of fully vested, non-forfeitable common stock were issued in fiscal 2000 in respect of $23,500,000 of available advertising, valued using the trading value of the Company's common stock on the agreement date. To October 31, 2000, the Company had committed for $14,309,047 in various forms of media advertising and public relation services including print, radio, television, billboards, internet and racing sponsorship, of which $7,994,980 was used during the three-month period ended October 31, 2000 and charged to the Statement of Operations. At October 31, 2000, the Company was entitled to $9,190,953 of further advertising for common stock already issued pursuant to the contract. This entitlement was recorded as a reduction of stockholders' equity. Advertising in excess of $23.5 million is payable in common stock based upon a 35% discount to the average of the previous month's closing trading price. Future issuances of common stock for advertising should the Company decide to acquire additional advertising from Sivla, Inc. will be measured using the trading value of the Company's common stock on the respective dates of issuance.

     On November 22, 2000, the Company agreed to reprice advertising not yet received such that the amount of advertising to which the Company is entitled was reduced by $4,377,813 to $4,812,340 of which $1,005,000 has been committed. This repricing will not affect the recognition of advertising expense when used. Advertising will be recognized as an expense in the Statement of Operations based upon the original amortization rate of $2 per common share issued.

e) At October 31, 2000 and July 31, 2000, the Company had $660,359 of notes receivable outstanding from three stockholders in respect to exercise of stock options, including $545,000 owing from a director. A writedown of $470,000 was recognized in fiscal 2000 to provide for a reduction to net realizable value of the underlying common stock. In December 2000, the above-noted director returned 500,000 shares of common stock to the Company in settlement of his note receivable.

5.     COMMITMENTS

a) On July 20, 2000, the Company entered into an agreement with a company for a two-month term, extended to six months, to obtain public relation services. Under the terms of the agreement, the Company was required to pay a non-refundable fee of $10,000 (which was paid in fiscal 2000) and fees payable by issuance of 25,000 shares of common stock and options to purchase additional common shares. Options have yet to be granted and are currently under negotiation. Thus, no expense has been recognized for stock options. Expenses incurred for stock options will be calculated using the Black-Scholes option pricing model. The value of common stock is measured using the trading price of the common stock on the dates of issuance.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER  31,  2000

5.     COMMITMENTS  -  CONTINUED

To date a stockholder has provided 100,000 shares of common stock to the consultant to settle the Company's obligation for the first four months of the contract. 50,000 shares were provided prior to October 31, 2000. The stockholder has indicated that she will not seek reimbursement. Accordingly, the Company has recorded as expense and additional paid in capital $47,000 representing the trading price of the common stock on the dates the 50,000 shares were provided.

b) On September 20, 2000, the Company entered into an agreement with a consulting firm, whereby the consulting firm will market and solicit banner ads for the Company's website for an initial term of twelve months, subject to performance review on March 30, 2001. Compensation for these services includes 200,000 non-forfeitable shares of common stock (approximately $188,000 based on the trading price of the common stock on the commitment date), a monthly consulting fee of $6,000 subject to a partial set-off against commissions earned, 50% of banner advertising fees collected and certain other performance incentives. An accrual has been recorded in the financial statements for the three months ended October 31, 2000 for the portion of the common shares applicable to services provided during the period. The balance will be amortized on a straight-line basis over the term of the contract. The Company issued the 200,000 shares of common stock on November 2, 2000.

c) During the period ended October 31, 2000, the Company terminated the services of its Chief Financial Officer. In connection therewith, the Company agreed to a settlement package totalling approximately $36,000 of which $18,000 was paid on October 10, 2000. The remaining $18,000 is payable on January 1, 2001 and is accrued in these interim financial statements.

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on August 1, 2000 did not affect its financial statements.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)

OCTOBER  31,  2000

6.     NEW  ACCOUNTING  PRONOUNCEMENTS  -  CONTINUED

In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of the Company's 2001 fiscal year. The Company does not expect its adoption to have a material effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. Among other matters, the Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Adoption of this standard did not have a material effect on the financial statements.

ITEM  2.     MANAGEMENT'S  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to the consolidated financial statements, included as part of this Quarterly Report.

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "intends", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Reform Act of 1995. Although management of our company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could vary materially from those expressed in those forward-looking statements. Readers are referred to the risk factors described below in this Quarterly Report entitled "Factors That May Affect Our Future Results", which identify some of the important factors or events that could cause our actual results or performance, or the actual results or performance of our subsidiary, to differ materially from those contained in the forward looking statements.

General  Discussion

     We have recently gone through a major reorganization. During that reorganization, which commenced October 26, 2000 and is expected to end on or before December 31, 2000, we have designed a new Web portal. Additionally, we expect to have fully-developed our new search engine by January 15, 2001. In any case, we have sufficient capital to complete the reorganization as discussed.

     Going forward, our objective is to be the first graphical portal on the Web with a geographical-based one-click product, services and business locator incorporating our Targeted Advertising Banner System ("TABS"). We also expect to license this technology to other companies.

Plan  of  Operation

     In order to achieve the goals as stated in the General Discussion, we have developed a plan of operations for the twelve months commencing January 1, 2001 and ending December 31, 2001. Our plan is as follows:

- continue development and redesign of the web portal, which will be an ongoing process dictated bymarket response;

- upgrade the site to include additional forms of content and services which again, will be an ongoing process dictated by market response and capital requirement;

- commence sales and marketing initiatives during January 2000, including implementation of an in-house and external sales team (Kramer Group LLC), and a public relations campaign which will provide us with exposure to the consumer and investment communities;

- implement targeted advertising campaigns to support the sales and branding requirements (initially slated for approximately seven (7) cities in the United States);

-     development  of  partnerships  and  strategic  alliances;  and

- enhance and further develop our current technology to increase performance and usability of both the our graphical portal and search engine.

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

     We intend to obtain the balance of the cash requirements through the sale of our equity securities, proceeds received from the exercise of outstanding warrants or by obtaining further debt financing. Additionally, we will explore the possibility of raising funds by way of government grants made available to high-technology companies operating in Canada.

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

RESEARCH  AND  DEVELOPMENT

     We expect to spend $125,000 in the twelve months ending December 31, 2001 in further developing the search engine during 2001. These monies will be spent on expanding the scope and sophistication of our search engine.

     From inception to October 31, 2000, we have spent approximately $905,000 (including $250,000 during the three months ended October 31, 2000) on construction of our web site and on development of our search engine (excluding the costs of computer hardware and equipment). To October 31, 2000, we have deferred on our consolidated balance sheet approximately $646,000 of these development costs (incurred in fiscal 2000) with the remaining development costs charged to our consolidated statement of operations.

PERSONNEL

     As of October 31, 2000, our staff consisted of 22 full-time employees and 2 part-time consultants. In the next twelve months, we plan to hire no more than 5 additional full-time employees and 2 part-time consultants.

PURCHASE  OR  SALE  OF  EQUIPMENT

     We expect to purchase approximately $100,000 in equipment associated with the further development of our search engine. We will also continue to purchase other computer hardware and software required for our ongoing operations.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     We expect that we will spend approximately $107,000 per month on general corporate and operating expenses, which includes salaries, rent, legal, accounting and other general corporate expenses.

FACTORS  THAT  MAY  AFFECT  OUR  FUTURE  RESULTS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Quarterly Report in evaluating our business before purchasing shares of common stock. Our business, operating result and financial condition could be seriously harmed due to any of the following risks. The trading price of the shares of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

     Each of Maurice Simpson, Dana Shaw and William Murray is a party to a consulting agreement with Fetchomatic.com Online Inc. Pursuant to the terms of their particular agreement, in the event that the agreements are terminated, Messrs. Simpson, Shaw and Murray are entitled to receive a payment from us in the amount of CDN$2,000,000, CDN$500,000 and CDN$500,000 (approximately $1,340,000, $335,000 and $335,000), respectively, in addition to the monthly payments due under the term of the agreements. As discussed in Part II - Item 1, "Legal Proceedings," Fetchomatic.com Online Inc. has filed a writ of summons in the Supreme Court of

British Columbia against Mr. Simpson and Mr. Shaw, among others, alleging a failure to adequately discharge contractual and fiduciary duties. Mr. Murray is not named a party to this lawsuit, however, we are investigating our options for setting aside the termination provisions of his agreement. There can be no assurance that we will prevail in our legal action or that the consulting agreements with Mr. Simpson, Mr. Shaw and Mr. Murray will be set aside. In the event of an adverse determination, we may be required to pay substantially all of our current cash reserves to Mr. Simpson and Mr. Shaw (and potentially to Mr. Murray as well), which would leave us with inadequate capital to conduct our business.

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

SINCE WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     Our consolidated financial statements reflect that we have not yet earned any revenue and have incurred significant net losses since inception, including a net loss of $16,780,359 (including a loss from discontinued operations of $567,502) in the year ended July 31, 2000 and a loss of $9,164,144 for the three months ended October 31, 2000. As of October 31, 2000, we had an accumulated deficit of $26,179,857. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement of and the rate of growth in our revenues. It is critical to our success that we continue to expend financial and management resources to develop brand loyalty through marketing and promotion.

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

     Accordingly, any levelling off or decrease of our future user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

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

WE ARE UNCERTAIN WHETHER WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO GROW OUR BUSINESS.

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

- claims that materials included in merchant web sites or sold by merchants through these web sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libellous, defamatory or in breach of third-party confidentiality or privacy rights; and

- claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from electronic commerce transactions.

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

     As of December 12, 2000, our current executive officers, directors and their affiliates beneficially own (or control via proxy) in the aggregate 15,901,084 shares or approximately 29.09% of our current issued and outstanding common stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing an acquisition or change in control of our company, which could significantly reduce our stock price.

     Further, as of December 12, 2000, Maurice Simpson, Dana Shaw and William Murray (former executive officers of our company and/or certain of our subsidiaries) beneficially own in the aggregate 17,225,000 shares or 31.5% of our currently issued and outstanding common stock. This concentration of stock with individuals with which we are currently in dispute may also have the effect of delaying or preventing approval of transactions and events requiring stockholder approval.

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

PROVISIONS  IN  OUR  CHARTER  OR  AGREEMENTS  MAY  PREVENT  OR DELAY A CHANGE OF
CONTROL.

     Provisions of our certificate of incorporation and bylaws as well as provisions of applicable Nevada law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our board of directors has the authority to issue up to 200,000,000 shares of common stock and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. As of December 12, 2000, we have issued the following (or are required to additional shares of common stock as the result of our receipt of conversion notices form the holders of the debentures so that our capitalization is as follows): (1) 721,765 warrants to purchase common stock and (2) $3,500,000 of convertible debentures (with a remaining principal balance of $2,677,430 convertible into shares of common stock based upon applicable conversion price of our common stock at the time of conversion). The issuance of additional shares of common stock or convertible securities could, among other things, have the following effect:

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     On November 24, 2000, our wholly-owned subsidiary, Fetchomatic.com Online Inc., filed a Writ of Summons in the Supreme Court of British Columbia, naming Maurice Simpson, Barbara Ann Jones Simpson, Robert Simpson, Brennan Simpson, Robert Matthew Simpson, Novacom Marketing Inc. and Dana Shaw as Defendants. Details of the lawsuit has been previously reported on our Form 10-KSB for the year ended July 31, 2000.

ITEM  2.     CHANGES  IN  SECURITIES.

     On May 1, 2000, in a private placement transaction, we issued 7% convertible debentures in the aggregate principal amount of $3,500,000, due May 1, 2003, to Collinson Road, LLC. The debentures may be converted into shares of our common stock at the option of the holders of such debentures, in whole or in part at any time and from time to time. The number of shares of common stock issuable upon a conversion is based on the conversion price in effect at the time of conversion. Any convertible debentures outstanding on May 1, 2003 automatically convert into shares of our common stock at the then applicable conversion price. On each of the following dates, we issued shares of common stock to Collinson Road LLC pursuant to a conversion notice received from them:

- On September 18, 2000, we issued 354,097 common shares to Collinson Road LLC. with 68,047 issued at a conversion price of $0.75 per common share and 286,050 issued at a conversion price of $0.715 per common share;

-     On  September  26, 2000, we issued 118,306 common shares to Collinson Road
LLC.  issued  at  a  conversion  price  of  $0.65  per  common  share;  and

- On October 18, 2000, we issued 169,539 common shares to Collinson Road LLC. issued at a conversion price of $0.425 per common share.

     We received further conversion notices from Collinson Road LLC on (1) October 17, 2000 requesting conversion of a principal amount of $60,000 at a conversion price of $0.24167 which would require us to issue 256,275 common shares (which we issued on November 2, 2000); and (2) October 30, 2000 requesting conversion of a principal amount of $65,000 at a conversion price of $0.23 which would require us to issue 292,419 common shares. We did not issue any shares in response to these conversion notices before the end of the quarter or October 31, 2000.

     In each case, the shares of our common stock were issued to Collinson Road pursuant to the exemptions from the registration requirements provided by
Section 4(2), 4(6) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

     On December 12, 2000, Mr. Dana Shaw tendered his resignation as a director of our company. Our Board of Directors accepted Mr. Shaw's resignation on December 12, 2000.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     We  did  not  file any Current Reports on Form 8-K during the quarter ended
October  31,  2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     FETCHOMATIC  GLOBAL  INTERNET  INC.

     By:  /s/ Jeffrey Dale Welsh
          Jeffrey  Dale  Welsh,  President  and  CEO

     By:  /s/ Lindsay Lent
          Lindsay  Lent,  Secretary  and  Director

     By:  /s/ Wayne Loftus
          Wayne  Loftus,  Chairman  and  Director

     By:  /s/ Michael Jenks
          Michael  Jenks,  Director

     By:  /s/ Ted Kozub
          Ted  Kozub,  Director

     By:  /s/ Frank Denis
          Frank  Denis,  Director

     By:  /s/ Gil Rahier
          Gil  Rahier,  Director