Form 10QSB
period 2001-01-31
FETCHOMATIC GLOBAL INTERNET INC
filed 2001-04-02
CIK 1070371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  January  31,  2001
                                         ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

     Commission  file  number  000-25151
                               ---------

                        FETCHOMATIC GLOBAL INTERNET INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                98-0195019
------                                                                ----------
(State or other jurisdiction                                    (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

           1521 - 56TH STREET, DELTA, BRITISH COLUMBIA, CANADA V4L 2A9
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 948-9123
                                 --------------
                           (Issuer's telephone number)

        SUITE 370, 444 VICTORIA STREET, PRINCE GEORGE, BC, CANADA V2L 2J7
        -----------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

9,564,546  common  shares,  as  at  March  1,  2001
---------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of Management that the interim financial statements for the quarter ended January 31, 2001 include all adjustments, consisting of normal recurring adjustments, which are necessary for fair presentation of information contained in the consolidated financial statements.

Delta,  British  Columbia           /s/  Lindsay Lent
March  30,  2001                    Director of Fetchomatic Global Internet Inc.


FETCHOMATIC  GLOBAL  INTERNET  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS
FOR  THE  SIX-MONTH  PERIODS  ENDED

JANUARY  31,  2001  AND  2000

FETCHOMATIC  GLOBAL  INTERNET  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS
FOR  THE  SIX-MONTH  PERIODS  ENDED
JANUARY  31,  2001  AND  2000


                                                                        Contents


CONSOLIDATED  INTERIM  FINANCIAL  STATEMENTS


Balance  Sheets


Statements  of  Operations


Statement  of  Changes  in  Stockholders'  Equity  (Deficit)


Statements  of  Cash  Flows


Notes  to  the  Financial  Statements



                                                              FETCHOMATIC GLOBAL INTERNET INC.
                                                              (A  DEVELOPMENT  STAGE  COMPANY)
                                                                 Consolidated  Balance  Sheets


                                                                   JANUARY 31       July 31
                                                                      2001           2000
                                                                   (UNAUDITED)
ASSETS

CURRENT
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $     65,186   $  1,982,923
Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .       113,911         87,808
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        20,858         37,812
                                                                  -------------  -------------

                                                                       199,955      2,108,543

PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . .       754,005        801,219
SOFTWARE DEVELOPMENT COSTS . . . . . . . . . . . . . . . . . . .       802,296        494,522
DEFERRED FINANCING COSTS (Note 4(b)) . . . . . . . . . . . . . .       373,098        581,976
                                                                  -------------  -------------

                                                                  $  2,129,354   $  3,986,260
                                                                  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    205,976   $    250,447
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       143,978         88,050
  Demand loans payable . . . . . . . . . . . . . . . . . . . . .        42,288         42,626
                                                                  -------------  -------------

                                                                       392,242        381,123

CONVERTIBLE DEBENTURES (net of unamortized
  discount of $583,478 and $910,139, Note 4(b)). . . . . . . . .     2,158,952      2,589,861
                                                                  -------------  -------------

                                                                     2,551,194      2,970,984
                                                                  -------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock (Note 4)
    Authorized
      33,333,334 common shares, par value $0.001
    Issued
      9,564,546 (July 31, 2000 - 8,926,930) common shares. . . .         9,564          8,927
  Additional paid-in capital . . . . . . . . . . . . . . . . . .    36,194,771     35,444,913
  Deficit accumulated in the development stage . . . . . . . . .   (35,416,918)   (17,015,713)
  Accumulated other comprehensive income (loss) - foreign
  currency translation . . . . . . . . . . . . . . . . . . . . .       (11,558)        30,752
                                                                  -------------  -------------

                                                                       775,859     18,468,879

  Deferred advertising costs and stock subscriptions receivable.    (1,197,699)   (17,453,603)
                                                                  -------------  -------------

                                                                      (421,840)     1,015,276
                                                                  -------------  -------------
                                                                  $  2,129,354   $  3,986,260
                                                                  ============================

See the accompanying notes to the consolidated financial statements.



                                                                                                 FETCHOMATIC GLOBAL INTERNET INC.
                                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                    Consolidated Interim Statements of Operations
                                                                                                                      (Unaudited)


                                                           Three months ended                     Six months ended
                                                               January 31                             January 31
                                                           ---------------------            ---------------------------
                                                           2001             2000               2001                2000
EXPENSES
  Administration . . . . . . . . . . . . . . .  $         228,059          $65,684          $   597,295   $     111,347
  Advertising and promotion (Note 4(e)). . . .          8,288,989           70,729           16,530,586          82,878
  Corporate finance and communications . . . .             53,862          139,000              146,873         139,000
  Depreciation . . . . . . . . . . . . . . . .             79,284            9,659              157,832           9,659
  Professional fees. . . . . . . . . . . . . .             99,673           45,588              227,585          45,588
  Research and development . . . . . . . . . .             49,314                -              132,207               -
  Write-down of amounts receivable (Note 4(f))            165,000                -              165,000          95,235
                                                ------------------  ---------------------  -------------  --------------
                                                       (8,964,181)        (330,660)         (17,957,378)       (483,707)

INTEREST AND FINANCING COSTS (Note 4(b)) . . .           (272,880)               -             (443,827)              -
                                                ------------------  ---------------------  -------------  --------------

LOSS FROM CONTINUING OPERATIONS. . . . . . . .         (9,237,061)        (330,660)         (18,401,205)       (483,707)

LOSS FROM DISCONTINUED OPERATIONS. . . . . . .                  -          (27,817)                   -         (27,817)
                                                ------------------  ---------------------  -------------  --------------

NET LOSS FOR THE PERIOD. . . . . . . . . . . .  $      (9,237,061)       $(358,477)        $(18,401,205)      $(511,524)
                                                ========================================================================
LOSS PER SHARE - BASIC AND DILUTED
  - from continuing operations . . . . . . . .  $           (1.00)          $(0.06)        $      (2.02)      $   (0.10)
  - discontinued operations. . . . . . . . . .                  -                -                    -           (0.01)
                                                ------------------  ---------------------  -------------  --------------

  - after discontinued operations. . . . . . .  $           (1.00)          $(0.06)        $      (2.02)      $   (0.11)
                                                ========================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . .          9,251,508        6,218,406            9,108,710        4,692,536
                                                =========================================================================

                                                  Period from
                                                 September 24
                                                         1998
                                               (Inception) to
                                                   January 31
                                                         2001
EXPENSES
  Administration . . . . . . . . . . . . . . .  $  4,875,877
  Advertising and promotion (Note 4(e)). . . .    23,098,186
  Corporate finance and communications . . . .     1,025,364
  Depreciation . . . . . . . . . . . . . . . .       311,194
  Professional fees. . . . . . . . . . . . . .       382,698
  Research and development . . . . . . . . . .       287,888
  Write-down of amounts receivable (Note 4(f))     2,824,170
                                                -------------

                                                 (32,805,377)


INTEREST AND FINANCING COSTS (Note 4(b)) . . .    (2,044,039)
                                                -------------

LOSS FROM CONTINUING OPERATIONS. . . . . . . .   (34,849,416)

LOSS FROM DISCONTINUED OPERATIONS. . . . . . .      (567,502)
                                                -------------

NET LOSS FOR THE PERIOD. . . . . . . . . . . .  $(35,416,918)
                                                =============


See accompanying notes to the consolidated interim financial statements.



                                                                                         FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                                                            (A  DEVELOPMENT  STAGE  COMPANY)
                                         Consolidated  Interim  Statement  of  Changes  in  Stockholders'  Equity  (Deficit)

JANUARY 31, 2001

                                                                                                                 Deficit
                                                                                                                Accumulated
                                                                                                Additional        in the
                                                                         Common Shares            Paid-in      Development
                                                                     Number         Amount        Capital          Stage
                                                                  -------------  ------------  -------------  ---------------
Initial capital contributions on
  September 24, 1998 at C$0.01 per share . . . . . . . . . . . .            100  $         66  $          -   $            -

Capital contributions during the period. . . . . . . . . . . . .              -             -       175,000                -

Net loss for the period. . . . . . . . . . . . . . . . . . . . .              -             -             -         (235,354)
                                                                  -------------  ------------  -------------  ---------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . . . .            100            66       175,000         (235,354)

Adjustment for the issuance of common stock on
  reverse acquisition. . . . . . . . . . . . . . . . . . . . . .      3,166,567         3,101        (3,101)               -
                                                                  -------------  ------------  -------------  ---------------

                                                                      3,166,667         3,167       171,899         (235,354)
Issuance of common stock prior
  to acquisition . . . . . . . . . . . . . . . . . . . . . . . .              -             -            14                -

Capital contributions prior to acquisition . . . . . . . . . . .              -             -       355,000                -

Adjustment for the stockholders' equity of the Company
  at the acquisition date. . . . . . . . . . . . . . . . . . . .      2,966,762         2,967      (532,967)               -

Stock option compensation. . . . . . . . . . . . . . . . . . . .              -             -     3,800,000                -

Issuance of common stock on exercise of stock options
  at $6.54 per share . . . . . . . . . . . . . . . . . . . . . .        772,667           773     5,052,467                -

Issuance of common stock for services:
-  in January and June 2000 at prices from $6.36 per
   share to $10.68 per share. . . . . . . . . . . . . . . . . . .        62,501            62       488,438                -

Issuance of warrants for services. . . . . . . . . . . . . . . .              -             -       192,800                -

Issuance of common stock for advertising:
-  in May and July 2000 at $12 per share . . . . . . . . . . . .      1,958,333         1,958    23,498,042                -

Beneficial conversion feature and value of warrants
  on convertible debentures. . . . . . . . . . . . . . . . . . .              -             -     2,419,220                -
                                                                  -------------  ------------  -------------  ---------------

                                                                      8,926,930         8,927    35,444,913         (235,354)
                                                                  -------------  ------------  -------------  ---------------

Net loss for the year. . . . . . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)

Foreign currency translation adjustments . . . . . . . . . . . .              -             -             -                -
                                                                  -------------  ------------  -------------  ---------------

  Total comprehensive loss . . . . . . . . . . . . . . . . . . .              -             -             -      (16,780,359)
                                                                  -------------  ------------  -------------  ---------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . . . .      8,926,930         8,927    35,444,913      (17,015,713)

Conversion of 7% convertible debentures in September 2000
  through January 2001 (Note 4(b)) . . . . . . . . . . . . . . .        604,283           604       597,891                -

Issuance of common stock for services at $2.70 per share . . . .         33,333            33        89,967                -
Utilization of previously deferred advertising costs (Note 4(e))              -             -             -                -

Write down of subscriptions receivable (Note 4(f)) . . . . . . .              -             -             -                -
Additional capital contribution (Note 4(g)). . . . . . . . . . .              -             -        62,000                -
                                                                  -------------  ------------  -------------  ---------------
                                                                      9,564,546         9,564    36,194,771      (17,015,713)
                                                                  -------------  ------------  -------------  ---------------

Net loss for the period. . . . . . . . . . . . . . . . . . . . .              -             -             -      (18,401,205)

Foreign currency translation adjustments . . . . . . . . . . . .              -             -             -                -
                                                                  -------------  ------------  -------------  ---------------

  Total comprehensive loss . . . . . . . . . . . . . . . . . . .              -             -             -      (18,401,205)
                                                                  -------------  ------------  -------------  ---------------

BALANCE, January 31, 2001 (unaudited). . . . . . . . . . . . . .      9,564,546  $      9,564  $ 36,194,771   $  (35,416,918)
=============================================================================================================================

                                                                                     Deferred
                                                                   Accumulated       Advertising
                                                                      Other          Costs and           Total
                                                                  Comprehensive     Subscriptions    Stockholders
                                                                   Income (Loss)     Receivable     Equity (Deficit)
                                                                  ---------------  ---------------  -----------------
Initial capital contributions on
  September 24, 1998 at C$0.01 per share . . . . . . . . . . . .  $            -   $            -   $             66

Capital contributions during the period. . . . . . . . . . . . .               -                -            175,000

Net loss for the period. . . . . . . . . . . . . . . . . . . . .               -                -           (235,354)
                                                                  ---------------  ---------------  -----------------

BALANCE, July 31, 1999 . . . . . . . . . . . . . . . . . . . . .               -                -            (60,288)

Adjustment for the issuance of common stock on
  reverse acquisition. . . . . . . . . . . . . . . . . . . . . .               -                -                  -
                                                                  ---------------  ---------------  -----------------

                                                                               -                -            (60,288)
Issuance of common stock prior
  to acquisition . . . . . . . . . . . . . . . . . . . . . . . .               -                -                 14

Capital contributions prior to acquisition . . . . . . . . . . .               -                -            355,000

Adjustment for the stockholders' equity of the Company
  at the acquisition date. . . . . . . . . . . . . . . . . . . .               -                -           (530,000)

Stock option compensation. . . . . . . . . . . . . . . . . . . .               -                -          3,800,000

Issuance of common stock on exercise of stock options
  at $6.54 per share . . . . . . . . . . . . . . . . . . . . . .               -         (190,359)         4,862,881

Issuance of common stock for services:
-  in January and June 2000 at prices from $6.36 per
   share to $10.68 per share . . . . . . . . . . . . . . . . . .               -                -            488,500

Issuance of warrants for services. . . . . . . . . . . . . . . .               -                -            192,800

Issuance of common stock for advertising:
-  in May and July 2000 at $12 per share . . . . . . . . . . . .               -      (17,263,244)         6,236,756

Beneficial conversion feature and value of warrants
  on convertible debentures. . . . . . . . . . . . . . . . . . .               -                -          2,419,220
                                                                  ---------------  ---------------  -----------------

                                                                               -      (17,453,603)        17,764,883
                                                                  ---------------  ---------------  -----------------

Net loss for the year. . . . . . . . . . . . . . . . . . . . . .               -                -        (16,780,359)

Foreign currency translation adjustments . . . . . . . . . . . .          30,752                -             30,752
                                                                  ---------------  ---------------  -----------------

  Total comprehensive loss . . . . . . . . . . . . . . . . . . .          30,752                -        (16,749,607)
                                                                  ---------------  ---------------  -----------------

BALANCE, July 31, 2000 . . . . . . . . . . . . . . . . . . . . .          30,752      (17,453,603)         1,015,276

Conversion of 7% convertible debentures in September 2000
  through January 2001 (Note 4(b)) . . . . . . . . . . . . . . .               -                -            598,495

Issuance of common stock for services at $2.70 per share . . . .               -          (60,000)            30,000
Utilization of previously deferred advertising costs (Note 4(e))               -       16,150,904         16,150,904

Write down of subscriptions receivable (Note 4(f)) . . . . . . .               -          165,000            165,000
Additional capital contribution (Note 4(g)). . . . . . . . . . .               -                -             62,000
                                                                  ---------------  ---------------  -----------------

                                                                          30,752       (1,197,699)        18,021,675
                                                                  ---------------  ---------------  -----------------

Net loss for the period. . . . . . . . . . . . . . . . . . . . .               -                -        (18,401,205)

Foreign currency translation adjustments . . . . . . . . . . . .         (42,310)               -            (42,310)
                                                                  ---------------  ---------------  -----------------

  Total comprehensive loss . . . . . . . . . . . . . . . . . . .         (42,310)               -        (18,443,515)
                                                                  ---------------  ---------------  -----------------

BALANCE, January 31, 2001 (unaudited). . . . . . . . . . . . . .  $      (11,558)  $   (1,197,699)  $       (421,840)
=====================================================================================================================

See the accompanying notes to the consolidated interim financial statements.


                                                            FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                               (A  DEVELOPMENT  STAGE  COMPANY)
                                             Consolidated  Interim  Statements  of  Cash  Flows
                                                                                    (Unaudited)

                                                                                    Period from
                                                                                   September 24
                                                                                           1998
                                                          Six months ended       (Inception) to
                                                             January 31              January 31
                                                          2001           2000              2001
-----------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period. . . . . . . . . . . . .  $   (18,401,205)  $(511,524)  $(35,416,918)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Write-down of amounts receivable . . . . . . .          165,000      95,235      2,824,170
    Amortization and depreciation of property and
      equipment and goodwill . . . . . . . . . . .          157,832      42,322        381,091
    Amortization of deferred financing costs . . .          136,887           -        189,794
    Loss on sale of trailer park . . . . . . . . .                -       8,771        478,560
    Expenses settled with common stock and
      warrants . . . . . . . . . . . . . . . . . .       16,242,904           -     22,975,460
    Stock option compensation. . . . . . . . . . .                -           -      3,800,000
    Beneficial conversion feature on convertible
      debentures and amortization of discount. . .          214,076           -      1,723,437
  (Increase) decrease in assets
    Receivables. . . . . . . . . . . . . . . . . .          (26,103)          -       (113,911)
    Prepaid expenses . . . . . . . . . . . . . . .           16,954      (4,025)       (17,221)
  Increase (decrease) in liabilities
    Accounts payable . . . . . . . . . . . . . . .          (44,471)    (14,801)       122,813
    Accrued expenses . . . . . . . . . . . . . . .           55,928           -        143,978
                                                    ----------------  ----------  -------------

                                                         (1,482,198)   (384,022)    (2,908,747)
                                                    ----------------  ----------  -------------
INVESTING ACTIVITIES
  Proceeds on sale of discontinued operations. . .                -           -        135,000
  Software development costs . . . . . . . . . . .         (312,417)   (129,531)      (806,939)
  Cash acquired on reverse acquisition of Forest
    Glade. . . . . . . . . . . . . . . . . . . . .                -     145,757        145,757
  Purchase of property and equipment . . . . . . .         (123,151)   (126,340)    (1,075,593)
                                                    ----------------  ----------  -------------

                                                           (435,568)   (110,114)    (1,601,775)
                                                    ----------------  ----------  -------------
FINANCING ACTIVITIES
  Proceeds on issuance of common stock, net
    of subscriptions receivable and non cash
    proceeds . . . . . . . . . . . . . . . . . . .                -     670,765      1,687,024
  Repayment of advances from directors . . . . . .                -      (7,519)        (8,019)
  Repayment of note payable on acquisition of
    discontinued operations. . . . . . . . . . . .                -           -       (138,000)
  Repayment of long-term debt from discontinued
    operations . . . . . . . . . . . . . . . . . .                -      (5,630)       (11,260)
  Proceeds on issuance of convertible debentures
    and warrants, net of issuance costs. . . . . .                -           -      3,050,617
                                                    ----------------  ----------  -------------

                                                                  -     657,616      4,580,362
                                                    ----------------  ----------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .       (1,917,766)    163,480         69,840

EFFECT OF FOREIGN EXCHANGE ON CASH . . . . . . . .               29       2,959         (4,654)

CASH AND CASH EQUIVALENTS, beginning of period . .        1,982,923      49,725              -
                                                    ----------------  ----------  -------------

CASH AND CASH EQUIVALENTS, end of period . . . . .  $        65,186   $ 216,164   $     65,186
===============================================================================================

SUPPLEMENTAL INFORMATION (Note 3)

See the accompanying notes to the interim consolidated financial statements.

                                             FETCHOMATIC  GLOBAL  INTERNET  INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

1.        BASIS  OF  PRESENTATION  AND  ABILITY  TO  CONTINUE AS A GOING CONCERN

          The consolidated interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

          These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at January 31, 2001, the Company has minimal cash resources, has recognized no revenues and has accumulated operating losses from the Internet business of approximately $34.9 million since its inception. The Company has substantially used common stock to pay for operating expenses. The continuation of the Company is dependent upon obtaining sufficient financing to successfully complete the development of the Company's website, www.fetchomatic.com, the continuing financial support of creditors and stockholders, the favorable settlement of contingent liabilities (Note 2) as well as achieving a profitable level of operations. In June 2000, the Company issued $3.5 million of convertible debentures and plans to raise at least $1.9 million in additional debt or equity to finance the operating and capital requirements of the Company for the next twelve months. Amounts raised will be used to continue development of the Company's website, to provide financing for the marketing, promotion and launch of its website, to secure products and for other working capital purposes including operational hardware and software upgrades. Additionally, management has undertaken a significant internal restructuring and review which, among other matters, is expected to result in a reduction of administration and corporate overhead costs. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds for operations.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                                FETCHOMATIC GLOBAL INTERNET INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

2.     CONTINGENT  LIABILITIES

During fiscal 1999, the Company's subsidiary entered into contracts with its three former stockholders for consulting services each at approximately $4,000 per month for a period of five years expiring in September 2003, renewable for successive two-year terms. Additional termination fees aggregating to Cdn$3 million (approximately $2 million) would be due to the three former stockholders in the event of their termination. The monthly fee of $4,000 remains until the first period that the Company has quarterly earnings in excess of approximately $167,000. Once quarterly earnings exceed $167,000, monthly payments to the former stockholders increase in accordance with specific earnings benchmarks up to a maximum of approximately $29,000 per month for quarterly earnings in excess of approximately $4 million. Additionally, the Company agreed to pay to the three former stockholders, in perpetuity, royalties aggregating to 7% of gross revenues relating to the technology created by the Company's subsidiary.

On October 26, 2000, the Company discontinued payments for the services of the three former stockholders. Further, on November 24, 2000, the Company filed a Writ of Summons in the Supreme Court of British Columbia (Vancouver Registry) naming two of the three former stockholders. A lawsuit was commenced against the third stockholder on December 27, 2000, and a subsequent lawsuit naming all three former stockholders was commenced on January 3, 2001 in the Supreme Court of British Columbia (Vancouver Registry). The lawsuits allege, among other things, various breaches of fiduciary and contractual duties and the failure to make full, true and plain disclosure of the consulting agreements upon consummation of the share exchange agreement. The Company seeks an accounting or return of certain payments made and to set aside the Company's obligations to the former stockholders under the consulting agreements and the share exchange agreement. As a result, termination payments to the three founders are not accrued in these financial statements, nor is any potential recovery from the named defendants. At this time, the Company is uncertain of the outcome of the claim. A settlement, if any, will be accrued in the period payment becomes probable and a reasonable estimate can be made.

3.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

Required disclosures of supplemental information on the Statements of Cash Flows include:

a)     Supplemental  disclosure  of non-cash investing and financing activities:

                                                            Six  months  ended
                                                                January  31
                                                           2001             2000
                                                           ----             ----

i)   issuance of common stock in satisfaction of
     expenses  and  future  services                  $  16,302,904  $   218,750

ii)  issuance of common stock on conversion of
     convertible debenture, net of issuance costs
     (Note 4(b))                                      $     598,495  $         -

iii) issuance of common stock for subscription
      proceeds received prior to reverse
      acquisition  not  advanced to the Company       $           -  $   554,124

                                                FETCHOMATIC GLOBAL INTERNET INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

3.     SUPPLEMENTAL  CASH  FLOW  INFORMATION  -  CONTINUED

b) Interest paid for the six-month periods ended January 31, 2001 and 2000 was $Nil and $7,047 respectively.

     c) Cash included $Nil (2000 - $142,515) subject to restrictions in 2001.


4.     CAPITAL  STOCK

a) On January 5, 2001, the Company's common stock underwent a reverse stock split whereby one new common share was issued for every six common shares previously issued. Authorized common stock also decreased from 200 million shares of common stock to 33,333,334 common shares. All references in these financial statements to the number of shares issued or issuable are stated on a post-consolidation basis. Per share amounts have been restated for the share consolidation.

b) During the six-month period ended January 31, 2001, the holder of the Company's 7% convertible debentures (issued in May 2000) converted the principal amount of $757,570 debentures and accrued interest on those debentures of $25,501 into 604,283 shares of the Company's common stock. The increase in net assets of the Company as a result of the conversion is comprised of the proportionate reduction of the debentures and related deferred expenses as follows:

Conversion  of  convertible  debentures,  net  of
  unamortized  discount                                         $     644,985
Conversion  of  accrued  interest                                      25,501
Reduction  of  deferred  financing  costs                            (71,991)
                                                                     --------
                                                                $     598,495
                                                                =============

For conversions which occurred prior to November 15, 2000, the resultant increase in equity upon conversion included a proportionate share of the unamortized debt discount and deferred financing costs. For conversions occurring after November 15, 2000, the Company follows guidance of Emerging Issues Task Force Abstract 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" which requires that the pro-rata share of the unamortized discount and deferred financing charges be immediately recognized as interest expense upon conversion. This change in accounting policy is applied prospectively. Amounts charged to the Statement of Operations in 2001 resulting from the conversion of debentures during the six-month period totalled $65,656 of interest expense and $41,982 of financing costs.

                                                FETCHOMATIC GLOBAL INTERNET INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

4.     CAPITAL  STOCK  -  CONTINUED



A summary of changes relating to the convertible debentures during the period is as follows:

                                                                        Deferred
                                          Unamortized      Net         Financing
                            Face Value     Discount    Book Value          Costs
                           -------------  ----------  ------------    ----------
BALANCE, August 1, 2000 .  $  3,500,000   $(910,139)  $ 2,589,861     $ 581,976

Converted to common
  stock . . . . . . . . .      (757,570)    112,585      (644,985)      (71,991)

Charged to the Statement
  Of Operations . . . . .             -     214,076       214,076      (136,887)
                           -------------  ----------  ------------    ----------

BALANCE, January 31, 2001  $  2,742,430   $(583,478)  $ 2,158,952     $ 373,098
                           =====================================================

     Subsequent to January 31, 2001, the debenture holder converted or issued notices of conversion for a further $90,000 principal amount of 7% convertible debentures plus interest into 739,914 shares of the Company's common stock.

As at January 31, 2001, because the conversion ratio is relative to the trading prices of the Company's common stock, the remaining convertible debentures outstanding at that date could be converted into approximately 14.3 million shares of common stock.

c) At January 31, 2001 and July 31, 2000, the Company had 120,295 fully exercisable share purchase warrants outstanding as follows:


                                 Exercise
               Number              Price                Expiry
               ------              -----                ------

               16,667             $  6.54        December 2004
               16,667             $ 18.00       December  2004
               86,961             $ 13.77            May  2005
               ------
              120,295
              =======

d) At July 31, 2000, 60,667 stock options were exercisable at $6.54 per common share and outstanding. These stock options expired in November 2000.

e) On March 30, 2000, the Company entered into an agreement to acquire public relations and advertising services from Sivla, Inc. in exchange for $100,000 cash (paid in May 2000) plus up to approximately $43.5 million of the Company's common stock. 1,958,333 shares of fully vested, non-forfeitable common stock were issued in fiscal 2000 in respect of $23,500,000 of available advertising, valued using the trading value of the Company's common stock on the agreement

                                                FETCHOMATIC GLOBAL INTERNET INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

4.     CAPITAL  STOCK  -  CONTINUED

date. To January 31, 2001, the Company had committed for various forms of media advertising and public relation services including print, radio, television, billboards, internet and racing sponsorship, of which $12,350,904 was used during the six-month period ended January 31, 2001 and charged to the Statement of Operations. At January 31, 2001, the Company was entitled to $4,812,340 of further advertising for common stock already issued pursuant to the contract. A writedown of $3,700,000 was recorded against this future advertising commitment for services not likely to be received. The net book value of the remaining entitlement of $1,112,340 was recorded as a reduction of stockholders' equity.
Advertising in excess of $23.5 million is payable in common stock based upon a 35% discount to the average of the previous month's closing trading price. Future issuances of common stock for advertising should the Company decide to acquire additional advertising from Sivla, Inc. will be measured using the trading value of the Company's common stock on the respective dates of issuance.

     On November 22, 2000, the Company agreed to reprice advertising not yet received such that the amount of advertising to which the Company is entitled as of that date was reduced by $4,377,813. This repricing did not affect the recognition of advertising expense when used. Advertising will be recognized as an expense in the Statement of Operations based upon the original amortization rate of $12 per common share issued.

f) At January 31, 2001 and July 31, 2000, the Company had $660,359 of notes receivable outstanding from three stockholders in respect to exercise of stock options, including $545,000 owing from a director. A writedown of $165,000 was recognized in the six-month period ended January 31, 2001 to provide for a reduction to net realizable value of the underlying common stock. $470,000 had previously been provided as a reduction to net realizable value at July 31, 2000. The above-noted director plans to exchange 83,333 shares of common stock to the Company in settlement of his note receivable.

g) On July 20, 2000, the Company entered into an agreement with a company for a two-month term, extended to six months, to obtain public relation services. Under the terms of the agreement, the Company was required to pay a non-refundable fee of $10,000 (which was paid in fiscal 2000) and fees payable by issuance of 4,167 shares of common stock and options to purchase additional common shares. Options were not granted.

During the six-month period ended January 31, 2001 a stockholder provided 16,667 shares of common stock to the consultant to settle the Company's obligation under the contract. The stockholder has indicated that she will not seek reimbursement. Accordingly, the Company has recorded as expense and additional paid-in capital $62,000 representing the trading price of the common stock on the dates the shares were provided.

h) On September 20, 2000, the Company entered into an agreement with a consulting firm, whereby the consulting firm will market and solicit banner ads for the Company's website for an initial term of twelve months, subject to performance review on March 30, 2001. Compensation for these services includes 33,333 non-forfeitable shares of common stock (valued at $90,000 based on the trading price of the common stock on November 2, 2000, the date of issuance), a monthly

                                                FETCHOMATIC GLOBAL INTERNET INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                    Notes  to  the  Consolidated  Interim  Financial  Statements
                                                                     (Unaudited)
JANUARY  31,  2001

4.     CAPITAL  STOCK  -  CONTINUED

consulting fee of $6,000 subject to a partial set-off against commissions earned, 50% of banner advertising fees collected and certain other performance incentives. The value of the contract is being amortized on a straight-line basis over the term of the contract.

5.     SUBSEQUENT  EVENT

Subsequent events not disclosed elsewhere in these financial statements include the recovery of approximately $77,000 relating to a receivable which was previously written down for amounts owing to the Company on the sale of its trailer park in June 2000.

6.     NEW  ACCOUNTING  PRONOUNCEMENTS

a) In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the Balance Sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earning effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on August 1, 2000 did not affect its financial statements.

b) In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 dealing with revenue recognition which is effective in the fourth quarter of the Company's 2001 fiscal year. The Company does not expect its adoption to have a material effect on the Company's financial statements.

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

General  Discussion

     We were formed under the laws of the State of Nevada on August 27, 1998. With the acquisition of Fetchomatic.com Online Inc. in November, 1999, we are in the business of developing www.fetchomatic.com for launch.

     During the quarter ended January 31, 2001, we continued to further improve our fetchOmatic internet search engine and web portal. We also underwent a major internal reorganization on October 26, 2000 for which expenditure rationalization, personnel, product development and marketing were heavily scrutinized and appropriate changes were made. We made refinements to our code and modified the database schema to accommodate new features, which we expect will result in better search options, categorized results and a new mapping system.

     During and subsequent to this quarter, we began acquiring and developing the content that will be displayed in each of the districts. Some of the content was purchased from the providers; however, the majority of the content has been acquired from free sources. We were also able to enter into unique agreements with three of our providers: BlueSky Swimwear, PopNuvo and Box
Office Top 10. Each of these providers has or will have worked with us to customize their content for display on our site. Until now, none of these providers have offered their content

     Our objective is to be the first graphical portal on the Web with a geographical-based one-click product, services and business locator incorporating our Targeted Advertising Banner System ("TABS"). We also expect to license this technology to other companies. Our web site is located at "www.fetchomatic.com".

     To January 31, 2001, we have not recognized revenue and have incurred significant operating losses since inception. The continuation of our business is dependent upon the continuing financial support of our creditors and stockholders, obtaining further financing, the favorable settlement of contingent liabilities and achieving profitable operations. There are, however, no assurances that we will be able to generate further funds required for our continued operations. Accordingly, our financial statements contain note disclosures describing the circumstances that lead there to be doubt about our ability to continue as a going concern. In their report on the July 31, 2000 consolidated financial statements, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

Plan  of  Operation

     In order to achieve the goals stated in the section entitled "General Discussion", we have developed a plan of operations for the twelve months commencing January 1, 2001 and ending December 31, 2001. Our plan is as follows:

- enhance and further develop our current technology to increase performance and usability of both the our graphical web portal and internet search engine.

- upgrade our web site to include additional forms of content and services which again, will be an ongoing process dictated by market response and capital requirements;

- continue to implement our sales and marketing initiatives over the next quarter, providing further exposure to the consumer and investment communities;

- implement targeted advertising campaigns to support the sales and branding requirements (initially slated for approximately seven (7) cities in the United States); and

-     develop  partnerships  and  strategic  alliances.

CASH  REQUIREMENTS

     To date, we have financed operations through the proceeds from stock options and convertible debentures, as well as significant expenditures (primarily marketing) being paid for with our common stock. We will require a minimum of $1.9 million over the period ending December 31, 2001 in order to accomplish our goals. The cash requirements of $1.9 million are based on our estimates of operational costs for the period ending December 31, 2001. We estimate that $414,000 will be required to hire more marketing and sales personnel, and to implement our planned sales and marketing program. We estimate that $100,000 will be required to support a shareholder communications program, $100,000 will be required for equipment purchases and the balance of $1,286,000 will be required to support existing research and development and general corporate expenses. Included in this figure are salaries for all staff, including those involved in technical development.

     We intend to obtain the balance of our cash requirements through the sale of our equity securities or by obtaining further debt financing. Additionally, we will explore the possibility of raising funds by way of government grants made available to high-technology companies operating in Canada. We are currently pursuing debt financing of approximately $1.0 million to fund continuing site development and to implement new marketing initiatives. Subsequent to that, we will be looking for further financing through the sale of our equity securities.

ADVERTISING  AND  MARKETING

     We plan to expend $414,000 over the twelve months ended December 31, 2001 in marketing, advertising and promotional expenses in connection with the launch of our web portal and the development of the brand awareness of our products and services. As well, we will utilize the balance of the advertising due to us pursuant to the first component of our agreement with Sivla, Inc. As of November 22, 2000, 11,750,000 shares of our common stock had been delivered to Sivla, Inc. and other entities which have performed media, advertising and public relations services on our behalf. We are entitled to a further $4,812,340 in advertising for common shares already issued. We are currently in negotiations with Sivla, Inc. over the remaining advertising entitlement. An amendment to the agreement with Sivla, Inc. could likely result in a significant reduction in the amount of additional advertising to which we are entitled from Sivla, Inc. We are currently utilizing national radio, spot radio and television advertising, which was acquired through the agreement with Sivla, Inc.

RESEARCH  AND  DEVELOPMENT

     Research and development is a continuous process as we expand the scope and sophistication of our website. Our development staff are experienced in website development and as such, incorporate industry recognized methodologies and development systems as the basis for their development processes. We expect to spend an additional $125,000 over the twelve months ending December 31, 2001 for additional development personnel and resources as we further develop our search engine. This amount is over and above our recurring development costs for employees and consultants already under contract.

     From  inception  to  January  31,  2001,  we spent approximately $1,090,000
(including $440,000 during the six months ended January 31, 2001) on construction of our web site and on the development of our search engine (excluding the costs of computer hardware and equipment). To January 31, 2001, we have deferred on our consolidated balance sheet approximately $800,000 of these development costs (incurred in fiscal 2001 and 2000) with the remaining development costs charged to our consolidated statement of operations.

PERSONNEL

     As of January 31, 2001, our staff consisted of 23 full-time employees and 1 part-time consultant. In the next twelve months, we plan to hire no more than 5 additional full-time employees and 2 part-time consultants.

PURCHASE  OR  SALE  OF  EQUIPMENT

     We expect to purchase approximately $100,000 in equipment associated with the further development of our search engine over the next twelve months. We will also continue to purchase other computer hardware and software required for our ongoing operations.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     We expect that over the next twelve months, we will spend approximately $107,000 per month on ongoing research and development and general corporate and operating expenses including, among other items, salaries, rent, legal and accounting.

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

WE ARE UNCERTAIN WHETHER WE WILL BE ABLE TO OBTAIN THE CAPITAL NECESSARY TO GROW OUR BUSINESS.

     To fully realize our business objectives and potential, we will require significant additional financing. Based on our current operating plan, we require additional financing immediately. In the past, we have been largely dependent upon private convertible debt and financing through the exercise of stock options when we required funds. We have also issued common stock in exchange for services. We will need to raise additional funds in the future to:

-     fund  more  aggressive  brand  promotion  or  more  rapid  expansion;

-     develop  new  or  enhanced  services;  and

-     respond  to  competitive  pressures  or  to  make  acquisitions.

     We may be unable to obtain required additional financing on terms favorable to us. If adequate funds are not available on acceptable terms, and we cannot exchange shares of common stock for services, we will be unable to:

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

IF WE DO NOT RAISE ADDITIONAL FUNDS FROM THIRD PARTY SOURCES OR BEGIN TO EARN REVENUES, THEN WE MAY BE UNABLE TO CONTINUE OPERATING.

     Our recurring operating losses and growing working capital needs will require us to obtain additional capital to operate our business before we have established that our business will generate significant revenue. As of January 31, 2001, we have not recognized revenue to date and we have accumulated losses from September 24, 1998 (the inception of Fetchomatic.com Online Inc. to January 31, 2001) of approximately $35.4 million. The continuation of our business is dependent upon the successful completion of our web site and search engine, the continuing financial support of our creditors and stockholders, obtaining long-term financing, settling contingent liabilities successfully, and achieving a profitable level of operations. While we are applying our best efforts to meeting our financing needs, there can be no assurance that we will be successful in raising capital from third parties or generating sufficient funds for operations and continued development. In the event that we do not raise sufficient funds from third parties, we may not have adequate financial resources to continue our business. If additional financing is obtained, the terms of the financing may be adverse to the interests of existing stockholders, including the possibility of substantially diluting their ownership position.

THE CONSULTING AGREEMENTS BETWEEN THE FETCHOMATIC.COM ONLINE INC. AND MAURICE SIMPSON, DANA SHAW AND WILLIAM MURRAY CONTAIN PAYMENT PROVISIONS WHICH, IF
ENFORCED,  WOULD  DEPLETE  ALL  OF  OUR  CASH

     Each of Maurice Simpson, Dana Shaw and William Murray is a party to a consulting agreement with our subsidiary, Fetchomatic.com Online Inc. Pursuant to the terms of their particular agreement, in the event that the agreements are terminated, Messrs. Simpson, Shaw and Murray are entitled to receive a payment from us in the amount of CDN$2,000,000, CDN$500,000 and CDN$500,000 (approximately $1,340,000, $335,000 and $335,000), respectively, in addition to the monthly payments due under the term of the agreements. The three individuals were relieved of their duties with Fetchomatic.com Online Inc. during the period. As discussed in Part II - Item 1, "Legal Proceedings," we have commenced several lawsuits in the Supreme Court of British Columbia against Mssrs. Simpson, Shaw and Murray, among others, alleging a failure to adequately discharge contractual and fiduciary duties. There can be no assurance that we will prevail in our legal action or that the consulting agreements with Mr. Simpson, Mr. Shaw and Mr. Murray will be set aside. In the event of an adverse determination, we currently do not have sufficient cash reserves to pay amounts which could be owing to these parties, which means payment of these obligations would come out of future financing and which would require us to raise significantly more capital than we planned to conduct our business.

THE LIMITED OPERATING HISTORY OF OUR ONLINE BUSINESS MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

     Prior to June 2000, we were in the business of owning and operating a mobile home park in Canada, but since June 2, 2000, have focussed our operations solely on the development, marketing and commercial exploitation of our Internet search engine. Our Internet business operations have a limited history upon which an evaluation of our company can be based. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in their early stage of development, especially in the new and rapidly evolving markets for Internet products and services. There can be no assurance that we will be able to address any of these challenges.

SINCE WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO INCUR NET LOSSES IN THE FUTURE.

     Our consolidated financial statements reflect that we have not yet earned any revenue and have incurred significant net losses since inception of our subsidiary, Fetchomatic.com Online Inc., including a net loss of $16,780,359 (including a loss from discontinued operations of $567,502) in the year ended July 31, 2000 and a loss of $18,401,205 for the six months ended January 31, 2001. As of January 31, 2001, we had an accumulated deficit of $35,416,918. We expect to have continuing net losses and negative cash flows for the foreseeable future. The size of these net losses will depend, in part, on the commencement and the rate of growth in our revenues. It is critical to our success that we continue to expend financial and management resources to develop brand loyalty through marketing and promotion.

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

     In particular, we face significant competition from Yahoo!, Inc., America Online Inc. and Microsoft Corporation. To a less significant extent, we face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!, Inc., including CMGI Inc. (through Alta Vista), the Walt Disney Company (through The GO Network), At Home Corporation (through Excite@Home), and Lycos, Inc.

     In certain of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. The merger of America Online and Time Warner Inc. provided America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The merger also provided America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. We also face competition from web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. We must continue to obtain more knowledge about our users and their preferences, as well as increase our branding and other marketing activities in order to remain competitive.

     A large number of those web sites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that we offer or intend to offer in the future. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a materially adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

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

     We expect to generate the majority of our revenues from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

-     growth  of  our  user  base;

-     our  ability  to  make  our  user  base  attractive  to  advertisers;

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

     We expect that most or all of our revenues will be derived from agreements with advertisers or sponsorship arrangements. Agreements for advertising and sponsorship arrangements on the Internet are customarily short term. We expect that the advertising and sponsorship agreements that we enter will have terms of less than three years. In cases where the advertiser provides services, the agreements will often have payments contingent on usage levels. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship (once obtained) may impede our future growth. Because our operating expenses are likely to increase significantly over the near term, to the extent that expenses increase but our revenues do not, we may be required to seek funds from third parties to finance our continued operations.

THE RATE STRUCTURE OF SOME OF OUR PLANNED SPONSORSHIP ARRANGEMENTS SUBJECTS US TO FINANCIAL RISK.

     A key element of our strategy is the generation of advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We expect to receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event that our usage levels decrease, including the following:

-     fees  that  we  are  entitled  to  receive  may  be  adjusted  downwards;

- we may be required to "make good" on our obligations by providing alternate services;

-     our sponsors may not renew the agreements or may renew at lower rates; and

- our arrangements may not generate anticipated levels of shared transaction revenues, or our sponsors may default on the payment commitments in such agreements.

     Accordingly, any levelling off or decrease in our future user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

WE MAY NOT BE SUCCESSFUL IN EXPANDING THE NUMBER OF USERS OF OUR ELECTRONIC COMMERCE SERVICES AND OUR ABILITY TO EFFECTIVELY PROVIDE THESE SERVICES IS LIMITED BECAUSE WE DO NOT HAVE A DIRECT BILLING RELATIONSHIP WITH OUR CUSTOMERS.

     We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties link users with a network of retailers with which we have relationships. However, we merely provide a means through which our users can access the sellers of the products such users may wish to purchase, and we do not establish a direct billing relationship with our users as a result of any such purchase. In addition, a large number of our users currently utilize our online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make online purchases in order for our electronic commerce properties to be successful. The revenue that we derive from our electronic commerce services is typically in the form of a bounty or commission paid by the retailer from whom our user purchased a product. If the user had a favorable buying experience with a particular retailer, the user may subsequently contact that retailer directly rather than through our service. If our users bypass our electronic commerce properties and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with whom we have relationships, may be able to provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. The inability of our electronic commerce properties to generate significant revenues could have a material adverse effect on our business.

GROWTH OF OUR BUSINESS MAY STRAIN OUR MANAGERIAL, FINANCIAL AND OPERATIONAL RESOURCES.

     We may experience rapid growth, which would place a significant strain on our managerial, financial and operational resources. Any growth we may experience will result in increased responsibility for existing and new management personnel. Our effective growth management will depend on our ability to:

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

OUR DEPENDENCE ON THIRD PARTY SOURCES FOR OUR DATABASES MAY INHIBIT THE GROWTH AND SUCCESS OF OUR WEB SITE.

     We currently have the right to utilize a database of approximately 16,000,000 U.S. business and 1,800,000 Canadian business listings under the terms of a non-exclusive license from Acxiom Corporation. The license agreement is for an initial term of one year that expires on October 29, 2000, but that is automatically renewed for additional one year periods unless either party to the agreement provides 90 days prior written notice of termination. The agreement with Acxiom Corporation was renewed for an additional one year term on October 29, 2000.

     We received a non-exclusive license from Chicago Map Corporation. Under the terms of the license we have a right to install and set up their mapping software on our server. We also have the right to allow our customers to have access to Chicago Map's software through our web site.

     The database and mapping technology are integral components of our web site and our ability to operate our web site and search engine as intended depends on our ability to maintain the licenses and continue to use the licensed materials.

     There can be no assurance that we will be able to utilize the database from Acxiom Corporation or the mapping technology of Chicago Map Corporation for a long-term period. In the event that we are unable to utilize the database or mapping technology in the future, we would be required to obtain similar licenses from other sources. There can be no assurances that we will be able to obtain similar licenses from other sources, or in the event that we can obtain such similar licenses, that we will be able to do so on favorable terms.

SYSTEM  FAILURE  COULD  SIGNIFICANTLY  REDUCE  OUR  REVENUES.

     Although the servers that host our web site are backed-up by remote servers, we cannot be certain that the back-up servers will not fail or cause an interruption in our service. Our web site could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our users depend on Internet service providers, online service providers and other web site operators for access to our web sites. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Further, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service could result in reduced visits to our web sites and, therefore, reduced revenues.

A  LOSS  OF  ANY  KEY  PERSONNEL  COULD  IMPAIR  OUR  ABILITY  TO  SUCCEED.

     In part, our future success depends on the continued service of our key management personnel, particularly: (1) Lindsay Lent, our President and a Director, (2) Kevin Kosick, Vice President (Business Development), (4) Colin Fraser, Vice President (Technology), (5) Alex Klenman, Vice President (Communications), and (6) Wayne E. Loftus, the Chairman of our Board of Directors. The loss of their services, or the services of other key employees, could impair our ability to grow our business.

     Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain other highly qualified employees in the future. In the past, we have from time to time experienced difficulty hiring and retaining highly skilled employees with appropriate qualifications. We expect that this difficulty will continue in the future.

OUR INABILITY TO EXPAND OUR SALES AND SUPPORT ORGANIZATIONS MAY RESULT IN A FAILURE TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES.

     We need to substantially expand both our advertising sales and corporate sales operations as well as our marketing efforts to increase market awareness and sales of our products and services. We plan to hire additional sales personnel. Competition for qualified sales personnel is intense, and we may be unable to hire the kind and number of sales personnel we are targeting. We will need to increase our staff if our customer base increases. Hiring qualified customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet. If we are unable to hire additional sales personnel we may be unable to increase market awareness of our products and services.

IF  WE ARE UNABLE TO DEVELOP OUR BRAND, WE WILL BE UNABLE TO BUILD OUR BUSINESS.

     We believe that broader brand recognition and favorable consumer perception of the "Fetchomatic" brand are essential to our future success. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry to the industry.
Accordingly, we intend to continue pursuing an aggressive brand-enhancement strategy that will include mass marketing and multimedia advertising, promotional programs and public relations activities. We intend to incur significant expenditures on additional advertising and promotional programs and activities in the future, however our ability to put in place an effective media relations plan is impacted by our limited cash flow and concerns over additional dilution of common stock. Future expenditures, which may not be sufficient, may not result in a sufficient increase in revenues to cover our advertising and promotional expenses. In addition, even if brand recognition increases, the number of new users may not increase. Further, even if the number of new users increases, the amount of our sales may not increase sufficiently to justify the expenditures. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to increase future revenues.

OUR COMPETITORS OFTEN PROVIDE INTERNET ACCESS OR COMPUTER HARDWARE TO OUR POTENTIAL CUSTOMERS AND THEY COULD MAKE IT DIFFICULT FOR OUR CUSTOMERS TO ACCESS OUR SERVICES.

     Our potential users must access our services through an Internet service provider, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as America Online, or a computer or computing device manufacturer offers online services or properties that are competitive with ours, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective in tailoring services and advertisements to the specific tastes of the user than we are. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by us, our business, operating results and financial condition will be materially adversely affected because we may be unable to increase our revenues in an amount that is sufficient to sustain our operations.

IF  INTERNET  USAGE DOES NOT GROW, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN
TO  INCREASE  OUR  OPERATIONS.

     Our business will be unable to succeed if Internet usage does not continue to grow or grows at significantly lower rates compared with current trends. The continued growth of the Internet depends on various factors, many of which are outside our control. These factors include, but are not limited to the following factors:

-     the Internet infrastructure's ability to support the demands placed on it;

- the public's concerns regarding security and authentication with respect to the transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, so-called hackers, to penetrate online security systems; and

- the public's concern regarding privacy issues, including those related to the ability of web sites to gather user information without the user's knowledge or consent.

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

     Furthermore, our competitors or potential competitors may develop novel Internet applications that are equal or superior to our services, as a result of which, customer demand for our services may decrease.

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

     Although we believe that our products and information system do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us. From time to time in the ordinary course of business, we may be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims, and any resultant litigation should this occur, could further subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention and a reduction in any potential profits. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims, unless we are able to enter into agreements with the third parties making these claims.

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

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease the demand for our services or increase our cost of doing business. There are, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet. These laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on electronic commerce companies as well as companies like ours that provide electronic commerce services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy, advertising and other issues is uncertain and developing.

     We are required to file tax returns in such jurisdictions as required by law based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as ours, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and adversely affect our opportunity to become profitable.

     The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet-based transactions. This legislation, known as the Internet Tax Freedom Act, was enacted on October 1, 1998 and ends on October 21, 2001. The legislation imposes only a three-year moratorium on state and local taxes on (1) electronic commerce where such taxes are discriminatory and (2) Internet access unless such taxes were generally imposed and actually enforced prior to October 1, 1998. It is possible that the tax moratorium could fail to be renewed prior to October 21, 2001. Failure to renew this legislation would allow various states to impose taxes on Internet-based commerce. The imposition of such taxes could adversely affect our ability to become profitable.

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

     As of December 12, 2000, our current executive officers, directors and their affiliates beneficially own (or control via proxy) in the aggregate 8,336,667 shares or approximately 15% of our then issued and outstanding common stock (1,389,445 shares post split). These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing an acquisition or change in control of our company, which could significantly reduce our stock price.

     Further, as of December 12, 2000, Maurice Simpson, Dana Shaw and William Murray (former executive officers of our company and/or certain of our subsidiaries) beneficially own in the aggregate 17,225,000 shares or 31.5% of our then issued and outstanding common stock (2,870,833 shares post split). This concentration of stock with individuals with which we are currently in dispute may also have the effect of delaying or preventing approval of transactions and events requiring stockholder approval.

SINCE THE MARKET FOR STOCKS OF INTERNET COMPANIES HISTORICALLY HAS EXPERIENCED EXTREME PRICE FLUCTUATIONS, OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The market for the stocks of Internet-related companies has experienced extreme price and volume fluctuations. The market price of our common stock may be volatile and may decline. In the past, securities class action litigation has often been initiated against companies following periods of volatility in the market price of their securities. If such class action litigation is initiated against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     As reported in our Form 10-QSB Quarterly Report filed on December 20, 2000, our wholly-owned subsidiary, Fetchomatic.com Online Inc. ("Fetchomatic.com"), commenced a lawsuit on November 24, 2000, against Maurice Simpson, Barbara Ann Jones Simpson, Robert Simpson, Brennan Simpson, Robert Matthew Simpson, Novacom Marketing Inc. and Dana Shaw. On December 11, 2000, each of Novacom Marketing Inc. and the Simpson Defendants (with the exception of Brennan Simpson) filed appearances to the lawsuit. As at the date of this Quarterly Report, we have not received filed Statements of Defence from the defendants.

     On December 27, 2000, Fetchomatic.com commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry file number S006853), naming William F. Murray as a defendant. Mr. Murray was formerly an officer and director of Fetchomatic.com. The lawsuit alleges, among other things, that Mr. Murray breached certain fiduciary and contractual duties that he owed to Fetchomatic. com by virtue of his position as an officer and director. Fetchomatic.com claims relief against Mr. Murray including, among other things, damages for breach of contract and breach of fiduciary duty, or an accounting and an order for the return of any profits earned by Mr. Murray as a result of the breaches of contract and fiduciary duty and that Fetchomatic.com validly terminated the Consulting Agreement and the Share Exchange Agreement, as between Fetchomatic.com and Mr. Murray. On January 30, 2001, Mr. Murray filed a Statement of Defence, denying each allegation made by Fetchomatic.com, and requesting that the action be dismissed, with punitive costs against Fetchomatic.com.

     On January 3, 2001, we commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry file number S010029), naming Maurice Simpson, Dana Shaw and William F. Murray as defendants. Mssrs. Simpson and Shaw were formerly directors of our company, as well as of Fetchomatic. com. Mr. Murray was formerly an officer and director of Fetchomatic. com. The lawsuit alleges, among other things, that the conduct of the defendants with respect to various Consulting Agreements allegedly entered into by Fetchomatic.com with each of the defendants was and is unfairly prejudicial and oppressive to us (in light of the subsequent Share Exchange Agreement between our company and Fetchomatic.com). In addition, the lawsuit alleges that the defendants owed us a duty to make full, true and plain disclosure of the terms of the alleged Consulting Agreements, in respect of the consummation of the Share Exchange Agreement (which precipitated Fetchomatic.com becoming our wholly-owned subsidiary), which full, true and plain disclosure was not made by the defendants. As a result of the misconduct of the defendants, we voted our shares to remove the defendants from their various offices of Fetchomatic.com. The lawsuit claims relief including declarations regarding the termination and enforcement of the Share Exchange Agreement and the alleged Consulting Agreements, and orders that the defendants return any shares in our capital stock to us for cancellation, and that the defendants compensate us on terms as may be ordered by the Court. As at the date of this Quarterly Report, we have not received filed Statements of Defence from any of the defendants.

ITEM  2.     CHANGES  IN  SECURITIES.

     On May 1, 2000, in a private placement transaction, we issued 7% convertible debentures in the aggregate principal amount of $3,500,000, due May 1, 2003, to Collinson Road, LLC. The debentures may be converted into shares of our common stock at the option of the holders of such debentures, in whole or in part at any time and from time to time. Any convertible debentures outstanding on May 1, 2003 automatically convert into shares of our common stock at the then applicable conversion price. On each of the following dates in the most recent quarter ended January 31, 2001, we issued shares of common stock to Collinson Road LLC pursuant to conversion notices received from them:

- on November 2, 2000, we issued 256,275 common shares (42,713 post-consolidation shares) to Collinson Road LLC at a conversion price of $0.24167; and

- on January 2, 2001, we issued 2,727,484 common shares (454,581 post-consolidation shares) to Collinson Road LLC at a conversion price of $0.092 per common share.

Following the end of the quarter, on March 8, 2001, we issued 389,293 common shares to Collinson Road LLC at a conversion price of $0.136 per common share and on March 21, 2001, we issued 121,753 common shares to Collinson Road LLC at a conversion price of $0.131 per share.

     On November 2, 2000, we issued 200,000 common shares (33,333 post-consolidation shares) to Kramer Group LLC, pursuant to the terms of the Consulting Agreement between our company and Kramer Group LLC, dated September 20, 2000. We agreed to issue these common shares to Kramer Group LLC upon execution of the Consulting Agreement, as payment for marketing services to be performed for our benefit by Kramer Group LLC. The common shares were issued in a transaction private in nature, and we had reasonable grounds to believe that Kramer Group LLC was an accredited investor, capable of evaluating the merits and risks of its investment and that it acquired the shares for investment purposes. The shares were issued in reliance on the exemption from registration available under Sections 4(2) and/or 4(6) and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933.

     On January 5, 2001, our common stock underwent a reverse stock split on a 1:6 basis for all of our then issued and outstanding common shares, as well as with respect to our authorized share capital. Following the reverse split, we had 9,564,546 common shares issued and outstanding, and our authorized share capital decreased to 33,333,334 from 200,000,000 common shares.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

     As noted in our Form 10-QSB Quarterly Report filed on December 20, 2000, on December 12, 2000, Dana Shaw tendered his resignation as a director of our company. Our Board of Directors accepted Mr. Shaw's resignation on December 12, 2000.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Form  8-K  Current  Reports

On November 9, 2000, we filed a Current Report on Form 8-K announcing the following changes to the composition of our management and Board of Directors, which occurred on October 26, 2000:

-     Maurice  Simpson  resigned  as  a  Director  and  as  our  President;
-     Wayne  Loftus  resigned  as  our  Chief  Executive  Officer;  and
-     Gil  Rahier  resigned  as  our  Secretary  and  Treasurer.

By vote of our Board of Directors, the composition of our management (at the time of the meeting) was as follows:

-     Wayne  Loftus      Chairman  of  the  Board  of  Directors
-     Jeffrey  Welsh     President  and  Chief  Executive  Officer
-     Lindsay  Lent      Vice  President  -  Marketing,  and  Secretary
-     Kevin  Kosick      Vice  President  -  Business  Development
-     Colin  Fraser      Vice  President  -  Technology
-     Alex  Klenman      Vice  President  -  Communications
-     Chris  Harrington  Treasurer

Following the end of the quarter, on February 13, 2001, we filed a Current Report on Form 8-K, announcing that as at February 1, 2001, Jeffrey Welsh had resigned his positions as our President and Chief Executive Officer, and that Lindsay Lent was appointed as our President on an interim basis, in addition to his positions as our Vice President - Marketing and Secretary.

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit
No.          Description  of  Exhibit

(3)     Articles  of  Incorporation  and  By-laws

     3.1 Articles of Incorporation (incorporated by reference from our Form 10-SB Registration Statement, filed December 9, 1998)

     3.2 Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed December 9, 1998)

     3.3 Amended Articles of Incorporation (incorporated by reference from our Form SB-2/A, filed July 27, 2000)

     3.4     Certificate  of  Reverse  Stock  Split,  filed  January  5,  2001

(10)     Material  Contracts

     10.1 Acknowledgment of Indebtedness in our favor, by Ted Kozub, dated December 11, 2000 (incorporated by reference from our Form 10-KSB filed on December 13, 2000)
     10.2 Agreement between fetchOmatic Global Internet Inc. and Shannon Dolphin, dated December 18, 2000

     10.3 Advertising Exchange Agreement between fetchOmatic Global Internet Inc. and Popnuvo.com Inc., dated January 5, 2001

     10.4 Advertising Exchange Agreement between fetchOmatic Global Internet Inc. and Bidbay.com Inc., dated December 21, 2000

     10.5 Content User Agreement between fetchOmatic Global Internet Inc. and Lineup Technologies, Inc., dated January 8, 2001

(21)        Subsidiaries  of  the  Company:     Fetchomatic.com  Online  Inc.
                                                Forest  Glade  Properties  Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     FETCHOMATIC  GLOBAL  INTERNET  INC.

     By:  /s/ Lindsay Lent
          Lindsay  Lent,  President/Secretary/Director
          March 29,  2001

     By:  /s/ Wayne Loftus
          Wayne  Loftus,  Chairman/Director
          March 30,  2001

     By:  /s/ Michael Jenks
          Michael  Jenks,  Director
          March 30,  2001

     By:  /s/ Ted Kozub
          Ted  Kozub,  Director
          March 30,  2001

     By:  /s/ Frank Denis
          Frank  Denis,  Director
          March 30,  2001

     By:  /s/ Gil Rahier
          Gil  Rahier,  Director
          March 30,  2001